Form 10-K
period 1993-12-31
WILLAMETTE INDUSTRIES INC
filed 1994-03-21
CIK 107189

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-K

          [X]  Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1993        Commission file number 0-3730

                       WILLAMETTE INDUSTRIES, INC.
         (Exact name of registrant as specified in its charter)

                    Oregon                                93-0312940
           (State of incorporation)                     (I.R.S. Employer
                                                      Identification No.)

           3800 First Interstate Tower
           1300 S.W. Fifth Avenue
           Portland, Oregon                                 97201
      (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code:  (503) 227-5581

       Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.50 par value
                            (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.


                   $2,885,116,000 at January 31, 1994


      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                        Outstanding at March 2, 1994
Common Stock, $.50 par value                  55,019,378 shares

                  DOCUMENTS INCORPORATED BY REFERENCE.
      Portions of the registrant's definitive proxy statement for its 1994 annual meeting of shareholders are incorporated by reference into
Part III hereof.

                           CROSS REFERENCE SHEET
     Showing Location in Definitive Proxy Statement of Items Required
                               By Form 10-K


                                              Definitive Proxy Statement
Item No    Form 10-K Caption                Caption                Page No.


Item 10    Directors and Executive       Election of Directors          3-4
             Officers of the Registrant

Item 11    Executive Compensation        Executive Compensation         5-8
                                         Compensation Committee
                                           Interlocks and Insider
                                           Participation                  8
                                         Compensation of Directors       11
                                         Employment Agreements           12

Item 12    Security Ownership of         Holders of Common Stock        1-2
             Certain Beneficial
             Owners and Management

Item 13    Certain Relationships and     Compensation Committee
             Related Transactions          Interlocks and Insider
                                           Participation                  8

                                   INDEX


                                                                       Page
Part I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   Business Segment Information . . . . . . . . . . . . . . . . . . . . . 1
   Pulp and Paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   Converted Paper Products . . . . . . . . . . . . . . . . . . . . . . . 2
   Building Materials . . . . . . . . . . . . . . . . . . . . . . . . . . 2
   Timberlands. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Environmental Matters. . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 7
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 7
Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . 7

Part II

Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters . . . . . . . . . . . . . . . . 8
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 9
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .10
Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . .13
Item 9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . .13

Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . .14
          (See Part I for Executive Officers of the Registrant)
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .14
Item 12.  Security Ownership of Certain Beneficial
           Owners and Management. . . . . . . . . . . . . . . . . . . . .14
Item 13.  Certain Relationships and Related
           Transactions . . . . . . . . . . . . . . . . . . . . . . . . .14

Part IV

Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .14
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Index to Consolidated Financial Statements. . . . . . . . . . . . . . . .17

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .38

                                  PART I

Item 1.  Business

General

   Willamette Industries, Inc. ("Willamette" or the "Company"), was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley Lumber Co. and several related firms merged to form Willamette. The Company's stock has been publicly traded since 1968.

   Willamette is a diversified, integrated forest products company with 89 plants and mills manufacturing containerboard, bag paper, fine paper, bleached hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, laminated beams and other value-added wood products. It owns or controls 1,206,000 acres of forests.

   Willamette is a medium-sized firm in a very competitive industry consisting of thousands of companies, some larger and more diversified; others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which Willamette operates. The Company competes in its markets primarily through price, quality and service.

   The Company believes its strengths are its vertical integration; its geographically diverse, modern, fiber- and energy-efficient facilities; its concentration on a focused, related product range; its balance among building materials, white paper and brown paper manufacturing and an organizational structure that encourages teamwork as well as individual initiative.

Business Segment Information

   The Company has two business segments. The Paper Group segment manufactures and sells pulp and paper products. The Building Materials Group segment manufactures and sells wood products. Sales and operating data for the Paper Group and Building Materials Group segments for the past five years is set forth in the five year comparison captioned "Supplementary Business Segment Information" below. The Company has no foreign operations and is not dependent on any one significant customer or group of customers. Approximately 96% of the Company's total output is sold domestically.

Pulp and Paper

Bleached pulp and fine paper.
   The Company manufactures bleached hardwood market pulp, which is sold to outside customers, at Hawesville, Kentucky; and fine paper at Hawesville; Marlboro County, South Carolina; and Johnsonburg, Pennsylvania. In 1993, the Company made 4.9% of the nation's bleached hardwood market pulp and accounted for 4.9% of the nation's fine paper production.

   Chips from nearby sawmills and plywood plants serve as the primary fiber source for the bleached pulp manufacturing facility. Willamette's timberlands in Tennessee and the Carolinas also serve as a source of fiber for the facility.

Containerboard and bag paper.
   The Company's four paper mills manufactured 4.2% of the nation's 1993 production of linerboard, corrugating medium and bag paper. All of the production was used or traded for the needs of Willamette's box and bag manufacturing plants.

   In Louisiana, the Company's sawmills, plywood plants and timberlands can provide 100% of the chips needed by its linerboard mill; in Oregon, approximately 80% of the Company's chip requirements could be provided from those sources.

   Recycled fiber, in the form of used corrugated containers, provided 53.5% of the Company's 1993 fiber needs.


Converted Paper Products

Office papers.
   The Company's six business forms plants manufactured 4.4% of the nation's 1993 production of forms. These forms, mostly long-run continuous computer forms, along with Willcopy(R), Willamette's photocopy and cut sheet printer paper produced at its three cut sheet facilities, are marketed by 47 Willamette sales and distribution centers. The Company's cut sheets represented 5.2% of the nation's 1993 production.

Corrugated containers.
   Corrugated containers manufactured by the Company's 31 corrugated container plants accounted for 5.5% of the nation's 1993 corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax coated shipping containers to the plain brown box. Corrugated containers are marketed by Willamette's own sales force to a variety of industrial and agricultural customers.

Bags.
   In 1993, the Company's five bag plants made 12.0% of the nation's paper bags. Bags are marketed to grocery, department, drug and hardware stores in the West and South by the Company's sales force.

Building Materials

Plywood and lumber.
   Plywood products, totaling 7.3% of the nation's 1993 production, are manufactured at the Company's 11 plants in Arkansas, the Carolinas, Louisiana and Oregon.

   Six Company sawmills manufactured 1.3% of the nation's 1993 lumber production.

   Lumber and plywood products are marketed through independent wholesalers and distributors throughout the U.S.

Composite board.
   Five Company particleboard plants in Louisiana and Oregon manufactured 14.4% of the nation's particleboard production in 1993. The Company's two medium density fiberboard plants in Arkansas and South Carolina made 18.9% of the nation's MDF in 1993. These plants produce value-added products including color-coated, woodgrain-printed, fire-rated and moisture-resistant boards.

   Composite board products are sold nationwide through distributors, as well as directly to cabinet and furniture manufacturers.

Laminated beams.
   The Company's two laminated beam plants in Oregon accounted for 26.4% of the nation's 1993 production. Laminated beams, both stock and custom made, are sold nationwide and internationally.

Timberlands

   Willamette's 1,206,000 acres of timberland enable the Company to supply approximately 40% of its long-term log needs. The remainder is purchased through government and private timber sales and open market purchases.

   In Oregon, the Company is able to provide approximately 60% of its current log needs from its own timberlands. The Company's Oregon plywood plant and sawmills have operated at reduced levels because of the scarcity of logs resulting from preservationist pressures that virtually halted federal timber sales in the state. Unless the federal timber supply crisis is resolved in a meaningful way, further curtailment of Oregon operations will be necessary to improve the Company's self sufficiency.

   The Company now owns or controls cutting rights on 564,000 acres in Louisiana, Arkansas and Texas; 328,000 acres in Oregon; 188,000 acres in Tennessee; and 126,000 acres in the Carolinas. Willamette continually looks for opportunities to expand its fee timber base and make purchases when it is profitable to do so.

Energy

   Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 62% of their total energy needs.

Employees

  The Company employed approximately 12,040 people on December 31, 1993, of whom about 52% are represented by unions with which the Company has collective bargaining agreements. Contracts covering approximately
2,000 hourly employees were negotiated in 1993. Contracts involving about 1,335 hourly employees are subject to renewal in 1994. In excess of 45% of all salaried employees have been with the Company for more than 12 years.

Environmental Matters

   See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Other Matters" for a discussion of the effect on the Company of laws relating to environmental matters.


Item 2. Properties

Manufacturing Facilities

   The following table sets forth information respecting the Company's 89 manufacturing facilities at December 31, 1993:


       Facility                         Annual Production
                                           M Square Ft.
                                           (3/8" Basis)
Western Plywood (4 Plants)
  Dallas, Oregon                              163,000
  Foster, Oregon                              135,000
  Springfield, Oregon                         121,000
  Sweet Home, Oregon                          126,000
    Total Western Plants                      545,000

Southern Plywood (5 Plants)
  Dodson, Louisiana                           219,000
  Emerson, Arkansas                           235,000
  Ruston, Louisiana                           153,000
  Taylor, Louisiana                           212,000
  Zwolle, Louisiana                           226,000
    Total Southern Plants                   1,045,000

Atlantic Plywood (2 Plants)
  Chester, South Carolina                     258,000
  Moncure, North Carolina                     114,000
    Total Atlantic Plants                     372,000
                                                      (1993 Production-
      Total Plywood                         1,962,000 1,944,000 M)

Western Lumber (4 Mills)                   M Board Ft
  Coburg, Oregon                              107,000
  Dallas, Oregon                               93,000
  Lebanon, Oregon-2 mills                     117,000
    Total Western Mills                       317,000

Southern Lumber (2 Mills)
  Dodson, Louisiana                            59,000
  Zwolle, Louisiana                            79,000
    Total Southern Mills                      138,000
                                                      (1993 Production-
      Total Lumber                            455,000 445,000 M)

                                           M Square Ft
Particleboard (5 Plants)                   (3/4" Basis)
  Albany, Oregon                             212,000
  Bend, Oregon                               161,000
  Eugene, Oregon                              80,000
  Lillie, Louisiana                          108,000
  Simsboro, Louisiana                         96,000
                                                     (1993 Production-
    Total Particleboard                      657,000 600,000 M)

Medium Density Fiberboard                  M Square Ft
   (2 Plants)                              (3/4" Basis)
  Bennettsville, South Carolina              122,000
  Malvern, Arkansas                          119,000
                                                     (1993 Production-
    Total MDF                                241,000 216,000 M)

Engineered Products (4 Plants)
  Laminated Beams                          M Board Ft
    Saginaw, Oregon                           30,000
    Vaughn, Oregon                            60,000
                                                     (1993 Production-
      Total Laminated Beams                   90,000 78,000 M)

  Laminated Veneer Lumber                  M Cubic Ft.
    Winston, Oregon                            1,200 (1993 Production-
                                                     1,200 M)

  Structural Wood Products                 M Lineal Ft.
    Woodburn, Oregon                          24,000 (1993 Production-
                                                     21,000 M)

Other Divisions (4 Facilities)
  Custom Products                         Albany, Oregon
  Custom Services                     Sweet Home, Oregon
  Lebanon Machine                        Lebanon, Oregon
  Coburg Veneer                           Coburg, Oregon

Pulp and Paper (8 Mills)                       Tons
  Unbleached:
    Albany, Oregon                           428,000
    Campti, Louisiana                        485,000
    Hawesville, Kentucky                     174,000
    Oxnard, California                       170,000
                                           1,257,000
  Bleached
    Marlboro County, South Carolina          271,000
    Hawesville, Kentucky
      Bleached Market Pulp                   158,000
      Fine Paper                             197,000
    Johnsonburg, Pennsylvania                237,000
                                             863,000 (1993 Production-
        Total Pulp and Paper               2,120,000 1,999,000 Tons)

Corrugated Containers (31 Plants)           M Square Ft
  Aurora, Illinois                           987,000
  Beaverton, Oregon                          762,000
  Bellevue, Washington                       523,000
  Bellmawr, New Jersey                       701,000
  Bowling Green, Kentucky                    741,000
  Cerritos, California                       728,000
  Compton, California                        662,000
  Dallas, Texas                              952,000
  Delaware, Ohio                             688,000
  Elk Grove, Illinois                        466,000
  Fort Smith, Arkansas                       781,000
  Fridley, Minnesota                         836,000
  Golden, Colorado                           595,000
  Griffin, Georgia                           907,000
  Huntsville, Alabama                        756,000
  Indianapolis, Indiana                      572,000
  Kansas City, Kansas                        773,000
  Lincoln, Illinois                          401,000
  Louisville, Kentucky                       396,000

  Lumberton, North Carolina                  536,000
  Maryland Heights, Missouri                 690,000
  Matthews, North Carolina                   385,000
  Memphis, Tennessee                          52,000
  Moses Lake, Washington                     753,000
  Newton, North Carolina                     455,000
  Sacramento, California                     621,000
  San Leandro, California                  1,125,000
  Sanger, California                         755,000
  Sealy, Texas                               721,000
  St. Paul, Minnesota                        524,000
  West Memphis, Arkansas                     763,000
                                                      (1993 Production-
    Total Corrugated Containers           20,607,000 19,510,000 M)


Business Forms (6 Plants)                       Tons
  Cerritos, California                        59,000
  Dallas, Texas                               45,000
  Indianapolis, Indiana                       63,000
  Langhorne, Pennsylvania                     59,000
  Rock Hill, South Carolina                   40,000
  West Chicago, Illinois                      46,000
                                                      (1993 Production-
    Total Business Forms                     312,000 295,000 Tons)


Cut Sheets and Other Converting (3 Plants)      Tons
  DuBois, Pennsylvania                        79,000
  Owensboro, Kentucky                         63,000
  Tatum, South Carolina                       89,000
                                                      (1993 Production-
    Total Cut Sheets                         231,000 178,000 Tons)

Kraft Bags and Sacks (5 Plants)                 Tons
  Beaverton Oregon                            41,000
  Buena Park, California                      32,000
  Dallas, Texas                               29,000
  N. Kansas City, Missouri                    23,000
  Tacoma, Washington                          16,000
                                                      (1993 Production-
    Total Kraft Bags and Sacks               141,000 134,000 Tons)


Preprinted Linerboard (2 Plants)            M Square Ft
  Tigard, Oregon                             379,000
  Richwood, Kentucky                         427,000
                                                      (1993 Production-
    Total Preprinted Linerboard              806,000 545,000 M)

Inks (2 Plants)                                 Tons
  Beaverton, Oregon                            3,000
  Delaware, Ohio                               2,000
                                                      (1993 Production-
    Total Inks                                 5,000 5,000 Tons)


Timberlands

   For information respecting the Company's timberlands, see "Business-- Timberlands."

Item 3.  Legal proceedings

     In August 1993, the Environmental Protection Agency (the "EPA") issued a notice of violation to the Company, claiming that the particulate emissions from the Company's hog fuel boiler at its Marlboro County, South Carolina, pulp and paper mill were excessive. The EPA has initially proposed that the Company pay a civil penalty of $1,231,000 for the alleged violations and requested the Company to respond to this proposal. The Company's capital expenditure budget includes funds for upgraded pollution control equipment designed to reduce the emissions from the boiler to the permitted level. The EPA has agreed that the Company may continue operating the boiler with existing controls until the new equipment is installed.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

                   Executive Officers of the Registrant

     The executive officers of the Company are elected annually by the board of directors. At February 10, 1994, the executive officers of the Company, their ages at December 31, 1993, and their positions with the Company were as follows:

     Name                    Age                  Position
William Swindells             63             Chairman of the board and
                                             chief executive officer,
                                             director

Steven R. Rogel               51             President and chief operating
                                             officer

Marvin W. Coats               64             Executive vice president-
                                             building materials group

William P. Kinnune            54             Executive vice president-
                                             corrugated containers and bags

Michael R. Onustock           54             Executive vice president-pulp
                                             and fine paper marketing

J. A. Parson                  58             Executive vice president and
                                             chief financial officer,
                                             secretary and treasurer

Floyd Vike                    58             Executive vice president-
                                             building materials marketing

     Each executive officer has been employed by the Company in his present or in another managerial capacity for more than the past five years.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     The Company's common stock is traded on the over-the-counter market under the symbol WMTT, and is quoted on the NASDAQ National Market System. At December 31, 1993, there were approximately 6,300 holders of record of the Company's common stock. The following table shows for the periods indicated the high and low closing sales prices of, and the per share dividends paid on, the Company's common stock in each case as adjusted for stock splits.


                        1993                     1992

                             Closing                  Closing
                Dividends    Price       Dividends     Price
                   Paid     High-Low        Paid      High-Low
   1st Quarter.... $0.22    44-35 7/8       $0.21     42 1/4-29 3/8
   2nd Quarter....  0.22    43 1/4-36 3/4    0.21     39 1/8-35
   3rd Quarter....  0.22    42-35 3/4        0.21     38-32
   4th Quarter....  0.22    49 1/2-37 1/2    0.21     41 1/4-31 1/8


   A dividend of $.24 per share was declared on the common stock for the first quarter of 1994, representing an indicated annual dividend rate of $.96 per share. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent on earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data

     The following table shows selected financial data for the Company for the periods indicated:
   ----------------------------------------------------------------------------


   Financial Results                                  1993         1992         1991         1990         1989
                                                      (dollar amounts, except per share amounts, in thousands)
   Net sales.....................................$  2,622,237    2,372,396    2,004,501    1,904,853    1,891,824
   ===============================================================================================================
   Cost and expenses:
   Depreciation, amortization, and cost
      of fee timber harvested.....................    194,202      173,784      151,258      107,654      104,250
   Materials, labor, and other operating expenses.  1,997,246    1,833,919    1,563,939    1,421,241    1,338,692
                                                  ----------------------------------------------------------------
       Gross profit...............................    430,789      364,693      289,304      375,958      448,882
   Selling and administrative expenses............    174,413      167,094      145,329      136,624      114,029
                                                  ----------------------------------------------------------------
       Earnings from operations...................    256,376      197,599      143,975      239,334      334,853
   Interest expense...............................     63,290       66,422       63,263       29,899       28,836
   Other income (expense).........................     (3,918)      (1,725)      (7,103)        (764)       2,039
                                                  ----------------------------------------------------------------
       Earnings before taxes......................    189,168      129,452       73,609      208,671      308,056
   Provision for income taxes.....................     78,500       47,900       27,800       79,100      117,000
                                                  ----------------------------------------------------------------
       Earnings before accounting changes.........    110,668       81,552       45,809      129,571      191,056
   Accounting changes.............................     26,364         -            -            -            -
                                                  ----------------------------------------------------------------
       Net earnings ..............................    137,032       81,552       45,809      129,571      191,056
   Cash dividends paid............................     48,213       45,200       40,715       40,676       36,853
   Earnings retained in the business..............     88,819       36,352        5,094       88,895      154,203
   Capital expenditures...........................    386,864      367,173      244,373      346,617      279,958
   ===============================================================================================================
   Financial Condition
   Working capital...............................$    157,576      157,822      147,194      156,677      181,297
   Long-term debt (noncurrent portion)............    941,710      843,618      746,622      565,224      387,646
   Stockholders' equity...........................  1,257,870    1,164,828      994,460      987,439      901,042
   Total assets...................................  2,804,553    2,527,416    2,219,067    1,965,186    1,632,431
   ===============================================================================================================
   Common Stock
   Number of stockholders (beneficial)............     14,000       11,500       10,500       10,000        9,600
   Shares outstanding (in thousands) <F1>.........     54,897       54,770       50,962       50,848       50,844
   ===============================================================================================================
   Per Share
   Earnings before accounting changes............$       2.02         1.52         0.90         2.55         3.76
   Accounting changes ............................       0.48         -            -            -            -
                                                  ----------------------------------------------------------------
     Net earnings <F1>............................       2.50         1.52         0.90         2.55         3.76
   Cash dividends paid ...........................       0.88         0.84         0.80         0.80         0.72
   Stockholders' equity <F1>......................      22.91        21.27        19.51        19.42        17.72
   ===============================================================================================================
   Financial Returns
   Percent return on equity before accounting
     changes <F2>.................................        9.50%        8.20%        4.64%       14.38%       25.59%
   Percent return on net sales before accounting
     changes .....................................        4.22%        3.44%        2.29%        6.80%       10.10%
   ===============================================================================================================
   Employment
   Number of employees............................      12,040       12,000       11,350       10,275        9,370
   Wages, salaries, and cost of employee benefits$     551,172      507,469      451,770      400,440      374,983
   ===============================================================================================================


   <F1> All share and per share amounts have been adjusted for stock splits.
   <F2> Calculated on stockholders' equity at the beginning of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Paper products markets tend to follow general economic conditions. The sales and earnings of the building materials business are closely related to new housing starts, remodeling activity and to the availability and terms of financing for construction. The cost of wood fiber, the basic raw material for both industry segments, is sensitive to various supply and demand factors, including environmental issues affecting log supply.

Results of Operations 1993 vs. 1992

   Net sales increased 10.5% in 1993 compared to 1992. Paper product sales increased 7.6%. Volume increases were experienced in all paper product lines with the exception of bleached market pulp. The acquisition of eleven corrugated container facilities in June 1992 and the resulting full year's sales in 1993 accounted for nearly all of the increase in paper product sales. Excess industry production capacity and weak foreign markets more than offset improvements in the domestic economy resulting in continued price declines in all paper product lines with the exception of small increases for fine paper and cut sheets.

   Building materials sales increased 15.4% compared with 1992 as average sales price realizations increased for all building materials product lines and, most significantly, for lumber products whose average sales price realizations increased approximately 34.0%. Sales volumes increased in composite board panels but decreased in lumber and plywood products 7.0% and 3.5%, respectively, because of reduced operating levels resulting from the lack of logs. As the federal government owns nearly 60% of the commercial timberland in Oregon, preservationist pressures that have stopped federal timber sales have caused a significant reduction in available timber supply. State and private timber supply is inadequate to fill the shortfall. This in turn has resulted in many mill closures at a time when product demand is increasing, creating supply-related pressures on lumber and plywood prices.

   Currently the Company is able to provide about 60% of its Oregon log needs from its own timberlands. Further curtailment of Oregon operations will be necessary to improve Willamette's self-sufficiency if there is no meaningful resolution to the federal timber supply crisis.

   Gross profit margins increased to 16.4% in 1993 from 15.4% of sales in 1992. Gross profit margins for paper have decreased to 11.6% from 14.8% in 1992 reflecting continued poor pricing for paper products. Building materials gross profit margins increased to 23.9% from 16.3% in 1992 primarily due to increased average sales price realizations in all building materials product lines. At the same time, however, costs for open market logs continue to increase due to supply factors.

   Selling and administrative expenses declined to 6.7% of sales in 1993 compared to 7.0% in 1992. The decrease is primarily due to additional sales volume.

   Interest expense has declined 4.7% to $63.3 million in 1993 from $66.4 million in 1992. Gross interest expense increased $5.4 million in 1993 over the comparable amount in 1992 as the Company's average outstanding debt increased $129.5 million. However, capitalized interest increased to $15.9 million in 1993 compared to $7.4 million in 1992 which more than offset the increase in gross interest expense. In addition, the impact of increased debt has been minimized by an overall reduction of effective interest rates. The weighted average interest rate was 7.31% at December 31, 1993 compared with 8.56% at December 31, 1992.

Results of Operations 1992 vs. 1991

   Net sales increased 18.4% in 1992 compared to 1991. Paper product sales increased 9.5% from 1991 as unit volume shipped increased for all paper product lines with the exception of grocery bags and specialty papers. Eleven corrugated facilities acquired on June 30, 1992 accounted for 61.5% of the increase in paper product sales. A slowly recovering national economy and excess industry capacity resulted in low price levels for all paper product lines throughout 1992.

   Building materials sales increased 36.6% from 1991 with a number of factors accounting for the significant increase. The acquisition of Bohemia Inc. in September, 1991 contributed a full year's sales in 1992 versus only three months' in 1991. In addition, lumber and plywood markets were relatively strong throughout 1992 with significant price increases occurring in the last half of the year. Overall average sales price realizations for lumber and plywood increased 23.4% in 1992 over 1991.

   Gross profit margins increased to 15.4% of sales in 1992 as compared with 14.4% in 1991. Gross profit margins for paper products have decreased to 14.8% from 16.7% in 1991, reflecting poor pricing conditions for paper products, especially bleached paper products. Poor market conditions resulted in a nearly two-week closure of the uncoated free sheet specialty mill in Johnsonburg, Pennsylvania ending January 4, 1993. Building materials gross profit margins increased to 16.3% from 9.6% in 1991, primarily due to strong markets for lumber and plywood in 1992. Costs for open market logs in Oregon increased significantly in 1992 due to the reduced supply of federal timber available.

   Selling and administrative costs were 7.0% of net sales in 1992 compared with 7.2% in 1991, primarily due to increased sales volume. Overall selling and administrative costs have increased 15.0% largely as a result of new facilities added in 1992.

   Other income (expense) declined to an expense of $1.7 million in 1992 versus $7.1 million in 1991, primarily because 1991 included a charge of $3.0 million for the closure of an Oregon plywood plant.

   Interest expense increased 5.0% to $66.4 million in 1992 from $63.3 million in 1991. The increase was primarily due to the issuance of $150 million, 9.0% thirty-year debentures in October 1991 and $100 million, 7.75% ten-year notes in July 1992. Partially offsetting this increase, capitalized interest increased to $7.4 million in 1992 as compared with $.7 million in 1991.

Liquidity and Capital Resources

   Willamette generates funds internally via net earnings and non-cash charges against earnings such as depreciation, cost of fee timber harvested and deferred income taxes. Funds generated externally have generally been through debt financing.

   In 1993, cash flow from operating activities was $298.6 million and represents an increase of 14.6% over comparable cash flows in 1992 primarily due to additional net earnings, depreciation and deferred income taxes.

   A number of long-term debt financings occurred in 1993. In January 1993, the Company issued $100 million of 7% five-year notes. The net proceeds were used to prepay, without penalty, $75 million of 9 7/8% notes due in 1996. The remaining net proceeds were utilized for capital expenditures. Beginning in April 1993, the Company issued $150 million of medium-term notes with interest rates ranging from 5.66% to 7.3% and maturities ranging from 5 to 20 years.
The proceeds were used to pay a $100 million 9.3% note that matured on June 30, 1993 and for capital expenditures. In October of 1993, the Company obtained a $75 million term loan at market interest rates from a bank. The proceeds were used to prepay, without penalty, a $75 million, 8.5% note due in 1996. As a result of the above investing and financing activities, the long-term debt-to-capital ratio is 42.8% at December 31, 1993 compared with 42.0% at December 31, 1992. Working capital was nearly unchanged at $157.6 million.

   The Company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, labor efficiency and to expand operations. In 1993, the Company made such capital expenditures of $361.5 million.

   During 1993, the following major capital projects were completed:

   - Installation and construction of a boiler and cogeneration facility and a new lime kiln and recausticizing plant at Johnsonburg, Pennsylvania.

   - Expansion of the secondary fiber facilities at the Albany, Oregon paper mill.

   - Construction of a new preprinted linerboard facility at Richwood, Kentucky.

   Major capital projects underway at December 31, 1993 include the following:

   - The construction of a second linerboard machine at the paper mill in Campti, Louisiana.

   - Construction of a new fiberline and paper machine in Johnsonburg, Pennsylvania.

   - Modernization of the plywood plant at Moncure, North Carolina.

   - The addition of pulp drying capacity and the expansion of the fiberline at the Marlboro County, South Carolina papermill.

   The total cost of all capital projects in progress at December 31, 1993 is estimated to be approximately $521 million of which $309 million has already been spent. These projects will be funded with internally generated cash flows and with external borrowings as needed. The Company believes it has the resources available to meet its liquidity requirements through internally generated cash flows, short-term borrowings and revolving credit agreements which could be arranged with a number of banks.

Other Matters

   The Company believes it is in substantial compliance with federal, state and local laws regarding environmental quality. The Environmental Protection

Agency (EPA) has issued proposed rules regarding air and water quality referred to as the "cluster rules". These rules are currently undergoing public review and are extremely restrictive with a potential financial impact to the paper industry estimated at $10 billion in capital spending to comply with the proposed rules. This level of regulation does not appear to be justified on either an environmental impact or cost benefit basis and it is hoped compromise can be reached lessening the severity of the rules. In addition to the cluster rules, the EPA is scheduled to issue revised rules for all boilers in the fall of 1994 which may impact the Company's operations. Even if the above proposed rules go into effect, the Company estimates that over the next five years required pollution control capital expenditures will be less than $125 million. Although future pollution control expenditures cannot be predicted with any certainty because of continuing changes in laws, we believe that compliance with pollution control requirements will not have a material effect upon capital expenditures, earnings or competitive position.

   Much attention has been given to the controversy concerning preservationists' efforts to stop the harvest of timber from Federal timberlands in the Northwest. Concurrent with these efforts have come increased regulations, limitations, and restrictions on the harvest of timber from privately owned timberlands. Current rules and regulations do not significantly impact the Company's ability to manage its Oregon timberland on a sustained yield basis. If restrictions similar to regulations on Federal timberlands were imposed on private timberland ownership, it could have a significant impact on the sustainable harvest level of the Company's 328,000 acres of Oregon timberlands.

   Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) #106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS #109 "Accounting for Income Taxes." The total cumulative impact of these two changes was a credit to net earnings in the first quarter of 1993 of $26.4 million or $.48 per share. In August 1993, the federal corporate tax rate increased to 35% retroactive to January 1, 1993 impacting both the current year's provision for income taxes and the deferred tax liability. Accounting standards required that the cumulative impact of the increase in the rate ($5.9 million or $.11 per share) be charged to income in the third quarter of 1993 with a corresponding increase in the deferred tax liability.

   Over the years, inflation has resulted in replacement costs higher than those originally needed to purchase existing plants and equipment. Advancing technology and environmental concerns also contribute to higher costs. Productivity gains, because of technological improvements, may partially offset these increased costs. Our use of LIFO to value inventories allows us to include inflationary costs in the cost of sales.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data filed as part of this report follow the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                     - 13 -
PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information regarding (i) directors of the Company is set forth on pages 3 and 4 of the Company's definitive proxy statement (the "Proxy Statement") for its 1994 annual meeting of shareholders, under the heading "Election of Directors" and (ii) the failure by an executive officer of the Company to file, on a timely basis, a report required by Section 16(a) of the Securities Exchange Act of 1934, is set forth in the last paragraph on page 2 of the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

   Information regarding compensation of directors and executive officers of the Company is set forth on pages 5-8, 11 and 12 of the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Directors" and "Employment Agreements," which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of management and certain other beneficial owners is set forth on pages 1 and 2 of the Proxy Statement under the heading "Holders of Common Stock," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is set forth on page 8 of the Proxy Statement under the heading "Compensation Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. and 2.  For a list of the financial statements and financial statement schedules filed herewith, see the index to consolidated financial statements and supplementary data following the signature pages of this report.

(a) 3. For a list of the exhibits filed herewith, see the index to exhibits following the financial statements and financial statement schedules filed with this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

(b)            Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended December 31, 1993.

                                     - 14 -
                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILLAMETTE INDUSTRIES, INC.
                                             (Registrant)

                                        By/s/ J. A. PARSONS
Dated:  February 10, 1994                         (J. A. Parsons)
                                                  Executive Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 1994, by the following persons on behalf of the registrant in the capacities indicated.


     Signature                              Title

Principal Executive Officer
  and Director

/s/ WILLIAM SWINDELLS             Chairman and Chief Executive Officer and
     (William Swindells)          Director

Principal Financial Officer

/s/ J. A. PARSONS                 Executive Vice President and
     (J. A. Parsons)              Chief Financial Officer, Secretary and
                                  Treasurer

Principal Accounting Officer


/s/ DUANE C. MCDOUGALL            Vice President-Controller
     (Duane C. McDougall)


/s/ C. M. BISHOP                  Director
     (C. M. Bishop)


/s/ GERARD K. DRUMMOND            Director
     (Gerard K. Drummond)


/s/ E. B. HART                    Director
     (E. B. Hart)


/s/ C. W. KNODELL                 Director
     (C.W. Knodell)

/s/ PAUL N. MCCRACKEN             Director
     (Paul N. McCracken)


/s/ STUART J. SHELK, JR.          Director
     (Stuart J. Shelk, Jr.)


/s/ ROBERT M. SMELICK             Director
     (Robert M. Smelick)


/s/ SAMUEL C. WHEELER             Director
     (Samuel C. Wheeler)


/s/ BENJAMIN R., WHITELEY         Director
     (Benjamin R. Whiteley)






































                                     - 16 -
Index to Consolidated Financial Statements and Supplementary Data

                                                                        Page No.

Independent Auditors' Report                                                  18

Consolidated Balance Sheets as of December 31, 1993 and 1992                  19

Consolidated Statements of Earnings for the Years ended
     December 31, 1993, 1992 and 1991                                         20

Consolidated Statements of Stockholders' Equity for the Years ended
     December 31, 1993, 1992 and 1991                                         21

Consolidated Statements of Cash Flows for the Years ended
     December 31, 1993, 1992 and 1991                                         22

Supplementary Business Segment Information                                    23

Selected Quarterly Financial Data                                             24

Notes to Consolidated Financial Statements                                    25

Financial Statement Schedules:

     Schedule V - Property, Plant and Equipment                               34

     Schedule VI - Accumulated Depreciation and
       Amortization of Property, Plant and Equipment                          36

     Schedule X - Supplementary Income Statement Information                  37

























                                     - 17 -
Independent Auditors' Report


The Board of Directors
   and Stockholders
Willamette Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules on pages 34, 35, 36 and 37. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Standards #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards #109, "Accounting for Income Taxes," in 1993.



                                  KPMG PEAT MARWICK


Portland, Oregon
February 10, 1994

          CONSOLIDATED BALANCE SHEETS
          December 31, 1993 and 1992
          (dollar amounts, except per share amounts, in thousands)

 Assets                                                        1993             1992
                                                          --------------   --------------
 Current assets:

   Cash, including time deposits                        $         9,543            9,034
   Notes and accounts receivable, less allowance
     for doubtful accounts of $4,466 (1992 - $4,093)            207,161          182,796
   Inventories (notes 1 and 2)                                  269,063          248,696
   Deposits on timber cutting contracts                          36,321           29,382
   Prepaid expenses                                              11,124           11,045
                                                          --------------   --------------
           Total current assets                                 533,212          480,953
                                                          --------------   --------------
 Timber, timberlands and related facilities, net (note 1)       483,308          448,721
 Property, plant and equipment, net (notes 1 and 8)           1,718,063        1,534,649
 Other assets                                                    69,970           63,093
                                                          --------------   --------------
                                                              2,804,553        2,527,416
                                                          ==============   ==============
  Liabilities and Stockholders' Equity
  Current liabilities:
   Current installments on long-term debt               $         1,278            1,774
   Notes payable                                                 96,000           57,000
   Accounts payable (includes book                              139,572          135,524
     overdrafts of $43,905 (1992 - $39,697)
   Accrued payrolls and related expenses                         56,498           55,248
   Accrued interest                                              21,586           23,479
   Other accrued expenses                                        47,912           41,590
   Federal and state taxes on income (notes 1 and 3)             12,790            8,516
                                                          --------------   --------------
            Total current liabilities                           375,636          323,131
                                                          --------------   --------------
 Deferred income taxes (notes 1 and 3)                          198,295          183,015
 Other liabilities                                               31,042           12,824
 Long-term debt, net of current installments (note 4)           941,710          843,618
 Stockholders' equity (note 6):
   Preferred stock, cumulative, of $.50 par value.
     Authorized 5,000,000 shares                                      -                -
   Common stock of $.50 par value.  Authorized
     75,000,000 shares; issued 54,897,648
       shares (1992 - 54,770,068 shares)                         27,449           27,385
   Capital surplus                                              288,646          284,487
   Retained earnings                                            941,775          852,956
                                                          --------------   --------------
             Total stockholders' equity                       1,257,870        1,164,828
                                                          --------------   --------------
                                                        $     2,804,553        2,527,416
                                                          ==============   ==============

 See accompanying notes to consolidated financial statements.












CONSOLIDATED STATEMENTS OF EARNINGS
  Years ended December 31, 1993, 1992 and 1991
  (dollar amounts, except per share amounts, in thousands)



                                                       1993         1992         1991
                                                    ----------   ----------   ----------
  Net sales                                       $ 2,622,237    2,372,396    2,004,501

  Cost of sales                                     2,191,448    2,007,703    1,715,197
                                                    ----------   ----------   ----------
     Gross profit                                     430,789      364,693      289,304

  Selling and administrative expenses                 174,413      167,094      145,329
                                                    ----------   ----------   ----------
     Operating earnings                               256,376      197,599      143,975

  Other income(expense), net                           (3,918)      (1,725)      (7,103)
                                                    ----------   ----------   ----------
                                                      252,458      195,874      136,872

  Interest expense, net                                63,290       66,422       63,263
                                                    ----------   ----------   ----------
     Earnings before taxes and accounting changes     189,168      129,452       73,609

  Provision for income taxes (notes 1 and 3)           78,500       47,900       27,800
                                                    ----------   ----------   ----------
     Earnings before accounting changes               110,668       81,552       45,809

     Accounting changes (notes 3 and 5)                26,364            -            -
                                                    ----------   ----------   ----------
        Net Earnings                              $   137,032       81,552       45,809
                                                     ========     ========     ========
  Per Share Information
     Earnings before accounting changes           $      2.02         1.52         0.90

     Accounting changes                                  0.48            -            -
                                                    ----------   ----------   ----------
     Net earnings                                 $      2.50         1.52         0.90
                                                     ========     ========     ========

  Weighted average number of shares outstanding        54,810       53,788       50,962
                                                     ========     ========     ========

  Per share earnings are based upon the weighted average number of shares outstanding and have been adjusted for all stock splits.

















                                     - 20 -
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years ended December 31, 1993, 1992 and 1991
  (dollar amounts, except per share amounts, in thousands)

                                                       1993         1992         1991
                                                      ----------   ----------   ----------
  Common Stock:
    Balance at beginning of year                  $    27,385       12,741       12,712
       2-for-1 stock split                                  -       13,683            -
       Shares issued for options exercised                 64           86           29
       Shares issued in stock offering                      -          875            -
                                                    ----------   ----------   ----------
    Balance at end of year                        $    27,449       27,385       12,741
                                                     ========     ========     ========
  Capital Surplus:
    Balance at beginning of year                  $   284,487      165,115      163,217
       2-for-1 stock split                                  -      (13,683)           -
       Shares issued for options exercised              4,159        6,875        1,898
       Shares issued in stock offering                      -      126,180            -
                                                    ----------   ----------   ----------
    Balance at end of year                        $   288,646      284,487      165,115
                                                     ========     ========     ========
  Retained Earnings:
    Balance at beginning of year                  $   852,956      816,604      811,510
       Net earnings                                   137,032       81,552       45,809
       Less cash dividends on common stock
         ($.88, $.84, $.80 per share in
         1993, 1992 and 1991, respectively)           (48,213)     (45,200)     (40,715)
                                                    ----------   ----------   ----------
    Balance at end of year                        $   941,775      852,956      816,604
                                                     ========     ========     ========

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended December 31, 1993, 1992, and 1991
  (dollar amounts in thousands)

                                                            1993         1992         1991
                                                          ---------    ---------    ---------
  Cash flows from operating activities:
      Net earnings                                      $  137,032       81,552       45,809
      Adjustments to reconcile net earnings
        to net cash provided by operating activities:
          Net change in accounting standards               (26,364)           -            -
          Depreciation                                     166,088      146,032      128,027
          Cost of fee timber harvested                      21,611       22,650       17,722
          Other amortization                                 6,503        5,102        5,509
          Increase in deferred income taxes                 32,810       11,697        7,120
     Changes in working capital items (net of acquisitions):
          Accounts receivable                              (24,365)      (7,413)      14,425
          Inventories                                      (20,367)      (8,929)     (15,557)
          Prepaid expenses and timber deposits              (7,018)      (4,959)       6,508
          Accounts payable and accrued expenses              8,444       11,019      (13,673)
          Federal and state taxes on income                  4,274        3,804       (8,308)
                                                          ---------    ---------    ---------
      Net cash provided by operating activities            298,648      260,555      187,582
                                                          ---------    ---------    ---------
  Cash flows from investing activities:
        Proceeds from sale of Bohemia's California assets     -            -          82,768
        Proceeds from sale of equipment                      6,988        7,002        1,837
        Expenditures for property, plant and equipment    (361,488)    (337,032)    (224,129)
        Expenditures for timber and timberlands, net       (18,295)     (23,649)     (14,074)
        Expenditures for roads and reforestation            (7,081)      (6,492)      (6,170)
        Acquisitions, net of cash acquired                    -         (89,292)    (123,207)
        Other                                              (10,719)       3,166       (1,415)
                                                          ---------    ---------    ---------
      Net cash used in investing activities               (390,595)    (446,297)    (284,390)
                                                          ---------    ---------    ---------
  Cash flows from financing activities:
        Debt borrowing                                     388,929      190,259      230,900
        Proceeds from sale of capital stock                  4,073      134,016        1,927
        Cash dividends paid                                (48,213)     (45,200)     (40,715)
        Payment on debt                                   (252,333)     (86,509)    (114,170)
                                                          ---------    ---------    ---------
      Net cash provided by financing activities             92,456      192,566       77,942
                                                          ---------    ---------    ---------
  Net increase (decrease) in cash                              509        6,824      (18,866)
  Cash at beginning of year                                  9,034        2,210       21,076
                                                          ---------    ---------    ---------
  Cash at end of year                                   $    9,543        9,034        2,210
                                                           =======      =======      =======

  Supplemental disclosures of cash flow information:

      Cash paid during the year for:
        Interest (net of amount capitalized)            $   65,183       62,998       58,592
                                                           =======      =======      =======
        Income taxes                                    $   41,416       32,399       28,568
                                                           =======      =======      =======



  See accompanying notes to consolidated financial statements.

  SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
  (dollar amounts in thousands)

                                                  1993   %        1992   %        1991   %        1990   %        1989   %
                                             --------------  --------------  --------------  --------------  --------------
  Sales to outside customers:
    Paper Group:
      Fabricated paper products........... $ 1,232,311  47   1,098,777  46     958,615  48     916,618  48     923,544  49
      Pulp and paper......................     360,014  14     381,529  16     392,910  19     377,729  20     314,642  16
                                             -------------   -------------   -------------   -------------   -------------
    Total Paper Group.....................   1,592,325  61   1,480,306  62   1,351,525  67   1,294,347  68   1,238,186  65
                                             -------------   -------------   -------------   -------------   -------------
    Building Materials Group:
      Lumber .............................     184,287   7     147,886   6     112,423   6      81,938   4      91,360   5
      Plywood ............................     425,387  16     397,332  17     296,550  15     288,428  15     304,255  16
      Particleboard and MDF ..............     234,123   9     186,973   8     148,749   7     156,665   8     162,725   9
      Other wood products.................     186,115   7     159,899   7      95,254   5      83,475   5      95,298   5
                                             -------------   -------------   -------------   -------------   -------------
    Total Building Materials Group........   1,029,912  39     892,090  38     652,976  33     610,506  32     653,638  35
                                             -------------   -------------   -------------   -------------   -------------
  Total net sales <F1>.....................$ 2,622,237 100   2,372,396 100   2,004,501 100   1,904,853 100   1,891,824 100
                                             =============   =============   =============   =============   =============
  Intersegment sales at market value
    Building Materials Group.............. $    39,113          38,128          34,253          31,514          34,873
                                             =============   =============   =============   =============   ==============
  Contribution to earnings <F2>:
    Paper Group........................... $    53,655  21      95,970  49     119,719  83     196,405  82     252,595  75
    Building Materials Group..............     202,721  79     101,629  51      24,256  17      42,929  18      82,258  25
                                             -------------   -------------   -------------   -------------   -------------
      Contribution to earnings ...........     256,376 100     197,599 100     143,975 100     239,334 100     334,853 100
                                                       ===             ===             ===             ===             ===
  Other income(expense)...................      (3,918)         (1,725)         (7,103)           (764)          2,039
  Interest expense........................      63,290          66,422          63,263          29,899          28,836
                                             ---------       ---------       ---------       ---------       ---------
  Earnings before taxes and
    accounting changes.................... $   189,168         129,452          73,609         208,671         308,056
                                             =========       =========       =========       =========       =========
  Identifiable assets:
    Paper Group........................... $ 1,884,017       1,663,990       1,361,437       1,270,874         974,367
    Building Materials Group..............     362,184         346,882         354,322         263,342         233,851
    Timber, timberlands and related
     facilities...........................     483,308         448,721         443,075         357,373         352,341
    Corporate.............................      75,044          67,823          60,233          73,597          71,872
                                             ---------       ---------       ---------       ---------       ---------
                                           $ 2,804,553       2,527,416       2,219,067       1,965,186       1,632,431
                                             =========       =========       =========       =========       =========

  <F1>  The Company has no foreign operations and is not dependent on any one significant customer or group of customers.  Approximately 96% of the Company's total output is sold domestically.

  <F2>  "Contribution to earnings" is defined to be that amount of earnings generated before (a) unallocable income, such as interest; (b) interest expense; and (c) income taxes.


See accompanying notes to consolidated financial statements.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

(Unaudited) (dollar amounts, except per share amounts, in thousands)

                                                 Earnings Before
                                                Accounting Changes         Net Earnings
                         Net        Gross     ---------------------     ------------------
        1993            Sales       Profit      Amount    Per Share     Amount   Per Share
- ------------------------------------------------------------------------------------------
1st Quarter........ $   633,022     109,237      30,896        0.56      57,260       1.04
2nd Quarter........     654,064     103,622      26,571        0.49      26,571       0.49
3rd Quarter........     677,101     106,219      21,105        0.38      21,105       0.38
4th Quarter........     658,050     111,711      32,096        0.59      32,096       0.59
- ------------------------------------------------------------------------------------------
Total.............. $ 2,622,237     430,789     110,668        2.02     137,032       2.50
==========================================================================================

                                                 Earnings Before
                                                Accounting Changes         Net Earnings
                         Net        Gross     ---------------------     ------------------
        1992            Sales       Profit      Amount    Per Share     Amount   Per Share
- ------------------------------------------------------------------------------------------
1st Quarter........ $   561,025      95,153      23,722        0.46      23,722       0.46
2nd Quarter........     592,129      94,978      24,533        0.45      24,533       0.45
3rd Quarter........     622,548      93,686      20,048        0.37      20,048       0.37
4th Quarter........     596,694      80,876      13,249        0.24      13,249       0.24
- ------------------------------------------------------------------------------------------
Total.............. $ 2,372,396     364,693      81,552        1.52      81,552       1.52
==========================================================================================

Notes to Consolidated Financial Statements
December 31, 1993, 1992 and 1991 (dollar amounts, except per share amounts, in thousands)

1. Summary of Significant Accounting Policies

   (a) Principles of Consolidation
       The consolidated financial statements include the accounts of all majority owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

   (b) Inventories
       Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for all major classes of inventory. All other inventories are valued at average cost.

   (c) Property, Plant and Equipment
       Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of existing plants and equipment. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income. Depreciation is computed using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized over the terms of the respective leases.

   (d) Timber, Timberlands and Related Facilities
       These accounts are stated at their cost less the cost of fee timber harvested and the amortization of logging roads. Amortization of logging roads is charged to expense as timber is harvested. Both the cost of fee timber harvested and amortization rates are determined with reference to costs and the related existing volume of timber estimated to be recoverable.
       The Company obtains a portion of its timber requirements from various public and private sources under timber harvesting contracts. The Company does not incur a direct liability for, or ownership of, this timber until it has been harvested; therefore, the timber is not recorded until cut.

   (e) Income Taxes
       Deferred income taxes are provided to reflect the tax effect of temporary differences in reporting income and deductions for tax purposes.
       Effective January 1, 1993, the Company adopted the provisions of SFAS #109 "Accounting for Income Taxes" which requires deferred taxes payable in the future to be reflected at current statutory tax rates. This change resulted in a credit to net earnings and a reduction in the deferred tax liability by a corresponding amount of $40,000 or $.73 per share.

   (f) Capitalized Interest
       Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1993, 1992 and 1991 was $15,904, $7,354 and $723, respectively, and is netted against interest expense in the consolidated statement of earnings. Such capitalized interest will be amortized over the depreciable life of the related assets.

   (g) Statement Reclassifications
       Certain reclassifications have been made to prior years' data to conform to the 1993 presentation.

2. Inventories

   The major components of inventories for the two years ended December 31, 1993 are as follows:

                                                   December 31,
                                              1993             1992
Finished product.......................     $ 78,197           66,898
Work in progress.......................        6,205            5,583
Raw material...........................      128,312          124,788
Supplies...............................       56,349           51,427
                                            $269,063          248,696
Valued at:
  LIFO cost............................     $185,424          173,051
  Average cost.........................       83,639           75,645


  If current cost rather than LIFO cost had been used by the Company, inven-tories would have been approximately $59,910 and $56,551 higher in 1993 and 1992, respectively.

3. Income Taxes

   The provision for income taxes includes the following:

                                          1993       1992       1991
Payable from taxable earnings.......... $37,690     17,203     (3,320)
Payable due to AMT.....................   8,000     19,000     24,000
Currently payable......................  45,690     36,203     20,680
Deferred taxes due to temporary
   difference for:
      Accelerated depreciation.........  24,824     10,143     11,550
      Increase in Federal corporate
         tax rate by 1%................   5,864       -          -
      Other............................   2,122      1,554     (4,430)
         Total deferred................  32,810     11,697      7,120
         Total provision............... $78,500     47,900     27,800

Federal income taxes................... $67,000     40,400     23,600
State income taxes.....................  11,500      7,500      4,200
                                        $78,500     47,900     27,800

   The Company has no foreign pretax income. The Company's deferred income tax liability is mainly due to depreciation. Differences between the effective tax rate and the Federal statutory rate are shown in the following table as a percentage of pretax income:

                                                1993    1992    1991
Federal statutory rate.......................   35.0%   34.0%   34.0%
State income taxes, net of
  Federal tax effect.........................    4.0     3.8     3.8
Adjustment to deferred taxes due to increase
  in Federal corporate tax rate by 1%........    3.1       -       -
Other........................................    (.6)    (.8)      -
                                                41.5%   37.0%   37.8%

   The Company's consolidated Federal income tax returns for 1974 through 1989 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the Company has provided for all deficiencies that ultimately might be assessed.

   The Tax Reform Act of 1986 expanded the corporate alternative minimum tax
(AMT). Under this Act, the Company's tax liability is the greater of its regular tax or the AMT. To the extent the Company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. The Company expects to utilize future AMT credits as taxable income increases and current temporary differences reverse. At December 31, 1993, the Company had AMT credits of $51,000 which have been offset against deferred income taxes related to depreciation. No valuation allowance is required for these credits.

   In August 1993, the Federal corporate tax rate increased to 35% retroactive to January 1, 1993 impacting both the current year's provision for income taxes and the deferred tax liability. Accounting standards required that the cumulative impact of the increase in rate ($5,864 or $.11 per share) be charged to income in the third quarter of 1993 with a corresponding increase in the deferred tax liability.


4.  Long-term Debt

   Long-term debt consists of the following:

                                                    December 31,
                                                1993          1992
Notes payable to public:
  9.30%, due in 1993.......................   $   -          100,000
  9.55%, due in 1995.......................    100,000       100,000
  9.875%, due in 1996......................       -           75,000
  8.50%, due in 1996.......................       -           75,000
  7.00%, due in 1998.......................    100,000          -
  9.625%, due in 2000......................    150,000       150,000
  7.75%, due in 2002.......................    100,000       100,000
  9.125%, due in 2003......................     50,000        50,000
  9.00%, due in 2021.......................    150,000       150,000

Medium-term notes, with interest
  rates ranging from 5.66% to 7.30%
  due in varying amounts through 2013......    150,000          -

                                                  (Table continued on next page)


Bank-term loan, with interest rates
  averaging 3.59%, due in 1996.............     75,000          -

Revenue bonds, with interest
  rates averaging 4.86% and 5.06%,
  due in varying amounts
  through 2023.............................     62,704        39,761

Other long-term debt, with
  interest rates averaging
  6.28% and 6.15% due in
  varying amounts through 2006..............     5,284         5,631
                                               942,988       845,392
Less: Current installments..................     1,278         1,774
                                              $941,710       843,618

   Principal payment requirements on the above debt for the four years subse-quent to 1994 are: 1995, $100,956; 1996, $78,543; 1997, $713; 1998, $152,733.

  The Company utilized short-term borrowings with a number of banks at various times during 1993 and 1992 with $96,000 being outstanding at December 31, 1993. Such borrowings were backed by a line of credit which carried fees at market rates. Other uncommitted lines of credit are available. At various times throughout the year, a portion of the short-term borrowings were classified as long-term as they were supported by long-term borrowing arrangements, although none were classified as such at December 31, 1993. Interest is based upon prevailing short-term rates in effect at the time of the transaction. Information on short-term debt during 1993 and 1992 is as follows:

                                                  1993         1992
Average daily short-term debt outstanding...    $ 68,947       38,844
Maximum short-term debt outstanding at
   month-end................................     109,000       87,500
Weighted average interest rate..............        3.29%        4.18%

   The fair value of the Corporation's long-term debt is estimated to be approximately $1,040,000 based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

5.  Pension and Retirement Plans

   The Company contributes to multiemployer retirement plans at fixed payments per hour for certain hourly employees.

DEFINED BENEFIT PLANS

  Substantially all other employees of the Company are covered by noncontributory defined benefit plans. Under the salaried plan, retirement benefits are based on both years of service and the highest five consecutive years of compensation prior to retirement. Plans covering hourly employees provide benefits of stated amounts for each year of service. Total pension expense in 1993, 1992, and 1991 for all such plans was $6,429, $6,227 and $6,158, respectively.

  The Company makes annual contributions to the plans that are between the minimum amounts required by the Employee Retirement Income Security Act and the maximum amounts deductible under current tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

  The net periodic pension cost for 1993, 1992 and 1991 included the following components:

                                               1993     1992     1991
Service cost-benefits earned
  during the period ...................      $ 9,158    8,201    7,418
Interest cost on projected
  benefit contribution ................       16,026   14,689   12,919
Actual return on assets ...............      (31,748) (23,611) (39,756)
Net amortization and deferral .........        9,066    3,139   21,695
Net periodic pension cost .............      $ 2,502    2,418    2,276

   The following table sets forth the plans' funded status and amount recognized in the Company's consolidated financial statements at December 31, 1993 and 1992:

                                          December 31
                              1993                          1992
                   Assets Exceed  Accumulated    Assets Exceed  Accumulated
                    Accumulated     Benefits      Accumulated     Benefits
                     Benefits    Exceed Assets     Benefits    Exceed Assets
Actuarial present
  value of benefit
  obligations:
Vested benefit
  obligation        $(177,147)     ( 26,983)     (155,069)      (11,740)
Accumulated
  benefit
  obligation        $(179,376)     ( 27,787)     (157,292)      (11,746)
Projected
  benefit
  obligation        $(217,459)      (27,787)     (190,996)      (11,746)
Plan assets
  at fair value       262,097        20,737       249,239         7,765
Plan assets
  greater (less)
  than projected
  benefit
  obligation           44,638        (7,050)       58,243        (3,981)
Unrecognized
  net (gain)          (36,432)        1,077       (48,458)         (184)
Prior service
  cost not yet
  recognized in
  net periodic
  pension cost          6,088         1,465         6,974           -
Unrecognized
  obligation,
  net of
  amortization         (7,718)         (306)       (9,951)          -
Prepaid
  pension cost
  (pension
  liability)
  recognized         $  6,576        (4,814)        6,808         (4,165)

   The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 5% in 1993 and 8% and 6% in 1992, respectively. The expected long-term rate of return on assets was 9%. Substantially all plan assets are invested in stocks, bonds and cash equivalents.

CONTRIBUTORY PLANS

   The Company covers all salaried employees and some hourly employees under stock purchase plans. The salaried stock purchase plan allows employees to contribute up to 6% of their salary (which the Company matches). Total stock purchase plan expense was $8,417, $7,268 and $6,578 in 1993, 1992 and 1991,
respectively.

POSTRETIREMENT BENEFIT PLANS

    Effective January 1, 1993, the Company adopted the provisions of SFAS #106 "Employers Accounting for Postretirement Benefits Other Than Pensions" which resulted in a change in accounting for such benefits from the "pay-as-you-go" basis to the accrual basis.

   The Company has a contributory postretirement health plan primarily covering its salaried employees. Employees become eligible for these benefits if they meet minimum age and service requirements. The accumulated postretirement benefit obligation (APBO) as of January 1, 1993 was $21,995 and was recorded as a charge, net of tax, against income on a cumulative basis in the amount of $13,600 or $.25 per share. The APBO as of December 31, 1993 was:


Retirees.......................................     $11,870
Other fully eligible participants..............       4,627
Other active participants......................       9,913
                                                     26,410
Unrecognized loss..............................      (2,925)
APBO recognized in balance sheet...............     $23,485


   The components of net periodic postretirement expenses are as follows:

                                                       1993
Service cost benefits earned in period..........     $   675
Interest cost on accumulated benefit obligation.       1,725
Net expense..................................        $ 2,400


   A weighted average discount rate of 7% was used in determining the APBO at December 31, 1993 and 8% as the interest cost component of the 1993 net periodic expense.

     For the year 1993, an 11% increase in the medical cost trend rate was assumed. This rate decreases to an annual rate of 5% after 12 years. A 1% increase in the medical trend rate would increase the APBO by $2,900 and increase the net periodic postretirement expense by $314.

6. Stockholders' Equity

   The Company has a Stock Option and Stock Appreciation Rights Plan (the
Plan). The Plan provides that options be granted at exercise prices equal to market value on the date the option is granted. Options granted generally become exercisable after one year in 33-1/3% increments per year and expire ten years from the date of grant. The Company has reserved 3,000,000 shares for distribution under the Plan. A summary of stock option activity related to the Plan is as follows:

                                                       Option Price
                                         Shares         Per Share
Outstanding December 31, 1990          1,008,300       16.75-28.875
   Granted                               302,100             23.625
   Exercised                              84,312       16.75-26.25
   Canceled or surrendered                54,068       23.25-28.875

Outstanding December 31, 1991          1,172,020       16.75-28.875
   Granted                               182,400             38.875
   Exercised                             323,990       16.75-28.875
   Canceled or surrendered                23,858       16.75-28.875

Outstanding December 31, 1992          1,006,572       16.75-38.875
   Granted                               259,150             39.25
   Exercised                             137,459       16.75-38.875
   Canceled or surrendered                 1,460      38.875-39.25

Outstanding December 31, 1993          1,126,803      $16.75-39.25

Shares exercisable                       660,520       $16.75-39.25


   In addition, stock appreciation rights (SARs) which have been awarded and are outstanding to officers of the Company amount to 126,470 shares: of these 8,190 with a basis of $16.75; 10,940 with a basis of $28.875; 23,260 with a basis of $24.25; 38,160 with a basis of $23.25 and 45,920 with a basis of $26.25 were available for exercise at December 31, 1993. SARs permit the optionee to surrender an exercisable option for a cash amount equal to the difference between the market price and option price of the common stock when the right is exercised.

  Under the Plan, a committee of the Board of Directors of the Company is authorized to issue up to 500,000 restricted shares of common stock to eligible employees. These shares are subject to certain transfer restrictions including the passage of time, and vesting may be dependent upon continued employment, the attainment of performance goals, or both. The Company has awarded 31,146 restricted shares of common stock to certain officers, without cost. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1993, 4,372 restricted shares have vested. Unearned compensation, representing the fair market value of the shares at the date of issuance, is charged to income over the vesting period.

   The Company has a shareholder rights plan providing for the distribution of rights to shareholders ten days after a person or group (an "acquiring person") becomes the owner of 20% or more of the Company's common stock or makes a tender offer or exchange offer which would result in the ownership of 30% or more of the common stock. Once the rights are distributed, each right becomes exercisable to purchase, for $175, 1/100th of a share of new series of Company preferred stock, which 1/100th share is intended to equal one common share in market value. Ten days after an acquiring person becomes the owner of 20% or more of the Company's common stock, each right (other than rights held by the acquiring person) becomes exercisable to purchase for $175, common shares with a market value of $350. The rights will expire in 2000 and may be redeemed at $.01 per right any time prior to the tenth day after an acquiring person becomes the owner of 20% or more of the common stock.

   The Financial Accounting Standards Board has issued an exposure draft on accounting for stock-based compensation. If implemented, the proposed standard will require compensation expense to be recognized in the financial statements for all stock based compensation plans. The Company anticipates that the impact of the proposed accounting standard will not be material to its financial statements if implemented as drafted.

7. Business Segments

   The Company operates in two principal business segments: Paper Products and Building Materials. Timber, timberlands and related facilities have not been allocated to the two segments because they are managed to supply raw materials to both segments. Information with respect to the sales, operating income and identifiable assets of these segments is included in the five-year comparison on page 23. Information with respect to depreciation, cost of fee timber harvested and amortization and capital expenditures for the years ended December 31, 1993, 1992 and 1991 is shown below:

                                              Depreciation,
                                      Cost of Fee Timber Harvested
                                            and Amortization

                                         1993     1992     1991
Paper Products.............            $129,069  111,661  100,306
Building Materials.........              43,522   39,473   33,230
Timber, timberlands and
   related facilities......              21,611   22,650   17,722
                                       $194,202  173,784  151,258

                                           Capital Expenditures

                                          1993     1992     1991
Paper Products.............            $323,952  300,505  165,850
Building Materials.........              37,536   36,527   58,279
Timber, timberlands and
   related facilities......              25,376   30,141   20,244
                                       $386,864  367,173  244,373


8. Property, Plant and Equipment

   Property, plant and equipment accounts are summarized as follows:

                             Principal
                             range of             December 31
                            useful lives        1993        1992
Land........................        -        $  26,593      24,854
Building materials
   manufacturing facilities.    10 - 20        494,833     483,926
Paper products
   manufacturing and
   converting facilities....    10 - 30      1,977,473   1,744,566
Furniture and fixtures......     3 - 10         47,482      37,377
Leasehold improvements......  life of lease      6,036       5,468
Construction in progress....                   287,506     216,593
                                             2,839,923   2,512,784
Accumulated depreciation....                 1,121,860     978,135
                                            $1,718,063   1,534,649


9. Acquisition of Corrugated Facilities

   On June 30, 1992, the Company acquired eleven corrugated facilities from Boise Cascade Corporation for cash, including inventories and certain other assets and liabilities. The acquisition was accounted for as a purchase.

   Supplemental information concerning the acquisition follows:


Cash purchase price....................         $ 89,292

Purchase was allocated to:
   Non-cash working capital............         $ 10,578
   Plant and equipment.................           78,714
                                                $ 89,292

                          Willamette Industries, Inc.
                          ---------------------------



Property, Plant and Equipment                                       Schedule V
- -------------------------------------------------
(Dollars in Thousands)                                                                     add (deduct)
                                       Balance at                             --------------------------------------     Balance
                                        beginning    Additions                Amortization                               at end
Year ended December 31, 1993            of period     at cost    Retirements  & Depletion    Transfers      Other       of period
- ------------------------------------   -----------  -----------  -----------  -----------   -----------  -----------   -----------
  Timberlands                         $    70,642          309           (4)           -             -            -        70,947
  Timber                                  365,856       22,698       (1,710)     (21,611)            -       37,222       402,455
  Logging roads and mineral rights         12,223        2,369            -       (4,686)            -            -         9,906
                                       -----------  -----------  -----------  -----------   -----------  -----------   -----------
                                      $   448,721       25,376       (1,714)     (26,297)            -       37,222 <FA>   483,308
                                       ===========  ===========  ===========  ===========   ===========  ===========   ===========
Property, Plant and Equipment:
  Land                                $    24,854        1,493         (201)           -           447            -        26,593
  Building materials facilities           483,926       28,934      (12,350)           -          (566)      (5,111)      494,833
  Paper products facilities             1,744,566      247,879      (14,371)         (42)         (559)           -     1,977,473
  Furniture and fixtures                   37,377       11,523       (2,096)           -           678            -        47,482
  Leasehold improvements                    5,468          746         (178)           -             -            -         6,036
  Construction-in-progress                216,593       70,913            -            -             -            -       287,506
                                       -----------  -----------  -----------  -----------   -----------  -----------   -----------
                                      $ 2,512,784      361,488      (29,196)         (42)            -       (5,111)<FA> 2,839,923
                                       ===========  ===========  ===========  ===========   ===========  ===========   ===========

Year ended December 31, 1992
- ------------------------------------
  Timberlands                         $    67,024        4,447         (829)           -             -            -        70,642
  Timber                                  363,059       22,791       (5,057)     (22,650)            -        7,713       365,856
  Logging roads and mineral rights         12,992        2,903            -       (3,672)            -            -        12,223
                                       -----------  -----------  -----------  -----------   -----------  -----------   -----------
                                      $   443,075       30,141       (5,886)     (26,322)            -        7,713 <FB>   448,721
                                       ===========  ===========  ===========  ===========   ===========  ===========   ===========
Property, Plant and Equipment:
  Land                                $    21,766          302         (249)           -          (539)       3,574        24,854
  Building materials facilities           464,440       34,726      (15,350)           -           110            -       483,926
  Paper products facilities             1,505,737      170,427       (5,614)        (109)          (88)      74,213     1,744,566
  Furniture and fixtures                   29,611        7,446       (1,124)           -           517          927        37,377
  Leasehold improvements                    5,393           75            -            -             -            -         5,468
  Construction-in-progress                 92,537      124,056            -            -             -            -       216,593
                                       -----------  -----------  -----------  -----------   -----------  -----------   -----------
                                      $ 2,119,484      337,032      (22,337)        (109)            -       78,714 <FC> 2,512,784
                                       ===========  ===========  ===========  ===========   ===========  ===========   ===========

                                               (Schedule continued on next page)





















Year ended December 31, 1991
- ------------------------------------
  Timberlands                         $    49,677        5,798          (11)           -             -       11,560        67,024
  Timber                                  296,797       11,902       (1,224)     (17,722)            -       73,306       363,059
  Logging roads and mineral rights         10,899        2,544            -       (3,790)            -        3,339        12,992
                                       -----------  -----------  -----------  -----------   -----------  -----------   -----------
                                      $   357,373       20,244       (1,235)     (21,512)            -       88,205 <FD>   443,075
                                       ===========  ===========  ===========  ===========   ===========  ===========   ===========
Property, Plant and Equipment:
  Land                                $    17,762          926          (11)           -             -        3,089        21,766
  Building materials facilities           370,804       83,233      (10,776)           -             -       21,179       464,440
  Paper products facilities             1,398,947      114,614       (6,169)        (202)       (1,453)           -     1,505,737
  Furniture and fixtures                   23,992        5,406       (1,240)           -         1,453            -        29,611
  Leasehold improvements                    4,994          750         (351)           -             -            -         5,393
  Construction-in-progress                 72,089       19,200            -            -             -        1,248        92,537
                                       -----------  -----------  -----------  -----------   -----------  -----------   -----------
                                      $ 1,888,588      224,129      (18,547)        (202)            -       25,516 <FD> 2,119,484
                                       ===========  ===========  ===========  ===========   ===========  ===========   ===========



<FA> Reclassification required to conform with the implementation of SFAS 109.

<FB> Includes purchase price allocation adjustment from acquisition of Bohemia,
Inc.

<FC> Includes assets from acquisition of 11 Boise Cascade corrugated facilities in June of 1992.

<FD> Includes assets from acquisition of Bohemia Inc. in September of 1991, net of sale of Bohemia California assets.

Certain reclassifications have been made to prior years' data to conform to the 1993 presentation.

Depreciation is computed using the straight-line method over the following useful lives:



  Building materials manufacturing facilities-     10-20 years
  Paper products manufacturing facilities-         10-30 years
  Furniture and fixtures-                           3-10 years



Leasehold improvements are amortized over the life of the lease.

Both cost of fee timber harvested and amortization rates for logging roads are determined with reference to costs and the related existing volume of timber estimated to be recoverable.

                                Willamette Industries, Inc.
                                ---------------------------


Accumulated Depreciation and Amortization
  of Property, Plant and Equipment                              Schedule VI
- -----------------------------------------
(Dollars in Thousands)
                                                           Additions                   Other
                                             Balance at   charged to                  changes       Balance
                                              beginning    costs and                    add         at end
Year Ended December 31, 1993                  of period     expense    Retirements   (deduct)      of period
- ------------------------------------------   -----------  -----------  -----------  -----------   -----------
Building materials facilities               $   272,970       34,660       (9,460)           -       298,170
Paper products facilities                       681,505      125,094      (11,417)           -       795,182
Furniture and fixtures                           20,182        5,936       (1,321)           -        24,797
Leasehold improvements                            3,478          398         (165)           -         3,711
                                             -----------  -----------  -----------  -----------   -----------
                                            $   978,135      166,088      (22,363)           -     1,121,860
                                             ===========  ===========  ===========  ===========   ===========


Year Ended December 31, 1992
- ------------------------------------------
Building materials facilities               $   249,977       32,848       (9,855)           -       272,970
Paper products facilities                       577,212      108,195       (3,902)           -       681,505
Furniture and fixtures                           15,958        4,588         (364)           -        20,182
Leasehold improvements                            3,077          401            -            -         3,478
                                             -----------  -----------  -----------  -----------   -----------
                                            $   846,224      146,032      (14,121)           -       978,135
                                             ===========  ===========  ===========  ===========   ===========


Year Ended December 31, 1992
- ------------------------------------------
Building materials facilities               $   232,925       26,514       (9,462)           -       249,977
Paper products facilities                       485,467       97,549       (5,804)           -       577,212
Furniture and fixtures                           13,475        3,542       (1,059)           -        15,958
Leasehold improvements                            2,863          422         (208)           -         3,077
                                             -----------  -----------  -----------  -----------   -----------
                                            $   734,730      128,027      (16,533)           -       846,224
                                             ===========  ===========  ===========  ===========   ===========

Certain reclassifications have been made to prior years' data to conform to the 1993 presentation.

                           Willamette Industries, Inc.
                           ---------------------------


Supplementary Income Statement Information                      Schedule X
- ------------------------------------------
(Dollars in Thousands)

                                                     Years ended December 31,
                                             -------------------------------------
                                                1993         1992         1991
                                             -----------    ---------    ---------
Maintenance and repairs                     $   213,647      204,371      174,518
                                             ===========    =========    =========

Taxes, other than payroll and
  income taxes:
  Property taxes                            $    21,199       20,953       18,999
  Other                                           8,867        7,840        5,758
                                             -----------    ---------    ---------
                                            $    30,066       28,793       24,757
                                             ===========    =========    =========

                             INDEX TO EXHIBITS


EXHIBIT

2.      Not applicable.

3A.     Third Restated Articles of Incorporation of the registrant.  [16]

3B.     Bylaws of the registrant as amended through November 11, 1993.
        [15]

4A. Indenture dated as of March 15, 1983, between registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985 (File No. 33-1876). [89]

4A1. Terms of the series of 9.55% Notes due 1995 and form of Note for such series. Incorporated by reference from Exhibit 4A4 of the registrant's annual report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K"). [5]

4A2. Terms of the series of 9.625% Notes due 2000 and form of Note for such series. Incorporated by reference from Exhibit 4A5 of the 1990 Form 10-K. [5]

4A3. Terms of the series of 9.125% Notes due 2003 and form of Note for such series. Incorporated by reference from Exhibit 4A6 of the registrant's annual report on Form 10-K for the year ended December 31, 1991 ("1991 Form 10-K"). [5]

4A4. Terms of the series of 9.0% Notes due 2021 and form of Note for such series. Incorporated by reference from Exhibit 4A7 of the 1991 Form 10-K. [5]

4A5. Terms of the series of 7.75% Notes due 2002 and form of Note for such series. Incorporated by reference from Exhibit 4A8 of the registrant's annual report on Form 10-K for the year ended December 31, 1992. [5]

4A6. Form of Note for the series of 7.0% Notes due 1998 in the aggregate principal amount of $100,000,000. Incorporated by reference from Exhibit 4D of the registrant's current report on Form 8-K dated December 29, 1992. [5]

4B. Indenture dated as of January 30, 1993 between the registrant and The Chase Manhattan Bank. Incorporated by reference from
        Exhibit 1B of the registration statement on Form S-3 effective March 1, 1993 (File No. 33-58044) ("1993 Form S-3). [82]

4B1. Form of Medium-Term Note (fixed rate) for the Medium-Term Notes, Series A. Incorporated by reference from Exhibit 4D to the 1993 Form S-3. [2]

4B2.    Terms of the Medium-Term Notes, Series A, due 1998-2013.  [1]

4C. Preferred Stock Purchase Rights of Willamette Industries, Inc. Incorporated by reference from Exhibit 2 of the registrant's Form 8-A filed February 26, 1990. [61]

9.      Not applicable.

10A. Willamette Industries, Inc. Deferred Compensation Plan for Directors. Incorporated by reference from Exhibit 10 of the registrant's annual report on Form 10-K for the year ended December 31, 1983.* [5]

10B.    Willamette Industries, Inc. 1986 Stock Option and Stock
        Appreciation Rights Plan, as amended. Incorporated by reference from Exhibit 10B of the 1990 Form 10-K.* [6]

10C. Willamette Industries, Inc. Retirement Plan for Non-Employee Directors. Incorporated by reference from Exhibit 10 of the 1989 Form 10-K.* [2]

10D. Willamette Industries Inc. Severance Agreement with Key Management Group. Incorporated by reference from Exhibit 10 of the 1991
        Form 10-K.*  [13]

10E.    Willamette Industries 1993 Deferred Compensation Plan.*  [16]

11. Computation of per share earnings is obtainable from the financial statements filed with this annual report on Form 10-K.

12.     Computation of Ratio of Earnings to Fixed Charges.  [1]

13.     Not applicable.

16.     Not applicable.

18.     Not applicable.

21. Omitted because the registrant's subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

22.     Not applicable.

23. Consent of Independent Accountants to the incorporation by reference of their report dated February 10, 1994, in the registrant's registration statements on Form S-8. [1]

24.     Not applicable.

27.-99. Not applicable.

        The registrant will furnish a copy of any exhibit to this annual report on Form 10-K to any security holder for a fee of $0.30 per page to cover the registrant's expenses in furnishing the copy. The number of pages of each exhibit is indicated in brackets at the end of each exhibit description.

_________________________

*Management contract or compensatory plan or arrangement.


Note: Certain instruments with respect to the long-term debt of the registrant are not filed herewith where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish copies of such instruments to the Commission on request.