Form 10-Q
period 1994-03-31
WILLAMETTE INDUSTRIES INC
filed 1994-05-11
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         March 31, 1994

                  Commission File Number 0-3730



                   Willamette Industries, Inc.
     (Exact name of registrant as specified in its charter)



        State of Oregon                        93-0312940
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)



    3800 First Interstate Tower, Portland, Oregon       97201
       (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code (503) 227-5581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,026,927, May 9, 1994.

      WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                FORM 10-Q
      CONSOLIDATED BALANCE SHEETS                                                    PART I
      (000's Omitted)                                                                ITEM 1

                                                                 March 31,      December 31,
                         ASSETS                                     1994            1993
                         ------                                 ------------    ------------
      Current assets:
        Cash, including time deposits                         $       1,568           9,543
        Receivables, net of allowance
          for doubtful accounts of $4,815 and $4,466                237,540         207,161
        Inventories (Note 2)                                        284,793         269,063
        Deposits on timber cutting contracts                         38,151          36,321
        Prepaid expenses                                              8,152          11,124
                                                                ------------    ------------
            Total current assets                                    570,204         533,212


      Timber, timberlands and related facilities, at cost
        less the cost of fee timber harvested and amortization      487,812         483,308

      Property, plant and equipment, at cost less
        accumulated depreciation of $1,164,139 and $1,121,860     1,740,913       1,718,063

      Other assets                                                   67,006          69,970
                                                                ------------    ------------
            Total assets                                      $   2,865,935       2,804,553
                                                                ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
      Current liabilities:
        Current portion of long-term debt                     $       1,170           1,278
        Notes payable                                               108,000          96,000
        Accounts payable, including book overdrafts
          of $38,163 and $43,905                                    141,102         139,572
        Accrued expenses                                            130,781         125,996
        Accrued income taxes                                         25,526          12,790
                                                                ------------    ------------
            Total current liabilities                               406,579         375,636

      Deferred income taxes                                         203,442         198,295

      Other liabilities                                              32,042          31,042

      Long-term debt                                                941,570         941,710


      Stockholders' equity:
        Common stock, $.50 par value (55,026,378 and
          54,897,648 shares outstanding in 1994 and 1993)            27,513          27,449
        Capital surplus                                             293,328         288,646
        Retained earnings                                           961,461         941,775
                                                                ------------    ------------
            Total stockholders' equity                            1,282,302       1,257,870
                                                                ------------    ------------
            Total liabilities & stockholders' equity          $   2,865,935       2,804,553
                                                                ============    ============




                                                                       FORM 10-Q
     WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         PART I
     CONSOLIDATED STATEMENTS OF EARNINGS                                  ITEM 1
     (000's Omitted Except Per Share Amounts)


                                                            Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                            1994          1993
                                                          --------      --------
     Net sales                                        $    679,701       633,022

     Cost of sales                                         564,737       523,785
                                                         ---------     ---------
       Gross profit                                        114,964       109,237

     Selling and administrative expenses                    45,431        42,705
                                                           -------       -------
       Operating earnings                                   69,533        66,532

     Other income(expense), net                               (150)         (545)
                                                           -------       -------
                                                            69,383        65,987

     Interest expense, net                                  15,912        16,155
                                                           -------       -------
       Earnings before taxes and accounting changes         53,471        49,832

     Provision for income taxes                             20,586        18,936
                                                           -------       -------
       Earnings before accounting changes                   32,885        30,896

       Accounting changes                                        0        26,364
                                                           -------       -------
       Net earnings                                   $     32,885        57,260
                                                           =======       =======

     Weighted average number of shares outstanding      54,984,014    54,780,254
                                                        ==========    ==========

     Per Share Information:
       Earnings before accounting changes             $       0.60          0.56
       Accounting changes                                     0.00          0.48
                                                             -----         -----
       Net earnings                                   $       0.60          1.04
                                                             =====         =====

     Dividends per share                              $       0.24          0.22
                                                             =====         =====

        WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
        CONSOLIDATED STATEMENTS OF CASH FLOWS                                   PART I
        (000's Omitted)                                                         ITEM 1

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                    1994       1993
                                                                 ---------   ---------
        Cash Flows From Operating Activities:
          Net earnings                                         $    32,885      57,260
          Adjustments to reconcile net earnings to net cash
            provided by operating activities:
            Depreciation                                            44,534      40,193
            Stumpage on fee timber harvested                         5,404       4,402
            Other amortization                                         873       1,135
            Increase in deferred income taxes                        5,147       5,302

          Cumulative impact of change in accounting standards        -         (26,364)

          Changes in working capital items:
            Accounts receivable                                    (30,379)    (20,658)
            Inventories                                            (15,730)      4,374
            Prepaid expenses and timber deposits                     1,142      (2,495)
            Accounts payable and accrued expenses                    6,315         820
            Federal and state taxes on income                       12,736      12,952
                                                                 ---------   ---------
          Net cash provided by operating activities                 62,927      76,921
                                                                 ---------   ---------
        Cash Flows From Investing Activities:
            Proceeds from sale of equipment                            919         611
            Expenditures for property, plant and equipment         (68,316)    (79,996)
            Expenditures for timber and timberlands, net            (9,123)     (6,776)
            Expenditures for roads and reforestation                (1,850)     (1,729)
            Other                                                    4,206       1,427
                                                                 ---------   ---------
          Net cash used in investing activities                    (74,164)    (86,463)
                                                                 ---------   ---------
        Cash Flows From Financing Activities:
            Debt borrowings                                         12,000     105,054
            Proceeds from sale of capital stock                      4,709         548
            Cash dividends                                         (13,199)    (12,046)
            Payment on debt                                           (248)    (87,393)
                                                                 ---------   ---------
          Net cash provided from financing activities                3,262       6,163
                                                                 ---------   ---------

        Net increase (decrease) in cash                             (7,975)     (3,379)
        Cash at beginning of year                                    9,543       9,034
                                                                 ---------   ---------
        Cash at end of period                                  $     1,568       5,655
                                                                 =========   =========

        Supplemental disclosures of cash flow information:
          Cash paid during the year for:
            Interest (net of amount capitalized)               $    15,404      19,238
                                                                 =========   =========

            Income taxes                                       $     1,106         682
                                                                 =========   =========



                                                                    FORM 10-Q
                                                                       PART I


                WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1994


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):

                                   March 31,        December 31,
                                     1994               1993
                                   _________        ____________

            Finished product       $ 85,123            78,197
            Work in process           6,800             6,205
            Raw material            135,299           128,312
            Supplies                 57,571            56,349
                                   ________           _______

                                   $284,793           269,063
                                   ========           =======

Note 3 Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) #106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS #109 "Accounting for Income Taxes." The total cumulative impact of these two changes was a credit to net earnings in the first quarter of 1993 of $26.4 million or $.48 per share.

    Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation
    S-X.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       ITEM 2


                WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION
                               March 31, 1994


The Company's two basic businesses, paper products and building materials, are affected by changes in general economic conditions. Paper product sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. Both industry segments use timber as the basic raw material. The cost of timber is sensitive to various supply and demand factors, including environmental issues affecting log supply.


                            RESULTS OF OPERATIONS
                    1st Quarter 1994 vs. 1st Quarter 1993

Net sales increased 7.4% in the first quarter of 1994 compared with the first quarter of 1993. Paper product sales increased 7.6%. Sales volumes for all paper product lines were at or above levels for the same period a year ago. However, excluding minor price improvements in cut sheets and business forms, weak economic conditions and continued excess production capacity in the paper industry resulted in lower average sales price realizations in all other paper product lines. Building materials sales increased 7.0% compared with the first quarter of 1993 as average sales price realizations increased substantially in all building materials product lines except plywood.
Plywood prices decreased 9.8% primarily due to curtailed building activity and exceptionally strong pricing in the first quarter of 1993. Building activity was down mainly due to bad weather in the eastern half of the United States (U. S.) and rising interest rates. Demand has been strong for particleboard and medium density fiberboard (MDF) since the last half of 1993. As a result, average price realizations for particleboard and MDF have increased 24.4% and 16.4%, respectively, compared with the first quarter of 1993. Unit sales volumes exceeded the previous year levels for lumber and composite board products. However, plywood unit sales volumes were slightly below previous year levels mainly due to a slow start-up of the Moncure plant in the first quarter of 1994 after completion of a modernization project.

Gross profit margins decreased to 16.9% in the first quarter of 1994 from 17.3% in the first quarter of 1993. Paper product gross margins decreased to 10.8% from 11.2% in the first quarter of 1993 as average sales prices continued to decline. The results of this group were also negatively affected by costs associated with the successful start-up of the Company's #5 fine paper machine at the Johnsonburg, Pennsylvania mill and will continue to be affected during the second quarter as new pulping facilities come on line at that mill. Building materials gross profit margins declined to 26.2% compared with 26.5% in the first quarter of 1993. The decrease in building materials margins is mainly due to decreases in average sales price realizations for plywood coupled with increasing log costs. Plywood prices drifted downward during the first quarter of 1994 as a result of an inclement winter in the eastern half of the U. S. and rising interest rates. These factors are also affecting lumber prices as the Company moves into the second quarter. Log costs in the southern region of the U.S. are increasing primarily due to supply and demand factors. The reduced supply of federal timber continues to drive the cost of open market logs upward in Oregon. The Company is able to supply 60% of its Oregon log needs from its own timberlands; however, additional curtailment of Oregon wood product operations will be necessary unless there is a meaningful resolution to the federal timber supply problem.

Interest expense was $15.9 million in the first quarter of 1994 compared with $16.2 million in the first quarter of 1993. Even though the Company's average outstanding debt increased $133.6 million between the two periods, gross interest expense decreased in the first quarter of 1994 as the Company has experienced an overall lowering of effective interest rates. The Company's effective interest rate on average outstanding debt declined from 8.76% for the first three months of 1993 to 7.34% for the same period in 1994.

Effective January 1, 1993, the Company adopted the provisions of SFAS #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which resulted in a change in accounting for such benefits from the "pay-as-you-go" basis to the accrual basis. The change resulted in a charge to net earnings after taxes of $13.6 million or $.25 per share. In addition, the Company adopted the provisions of SFAS # 109, "Accounting for Income Taxes" which required that deferred taxes payable in the future be reflected at current statutory tax rates. This change resulted in a credit to net earnings after taxes of $40.0 million or $.73 per share. The total cumulative impact of these two changes was a credit to net earnings in the first quarter of 1993 of $26.4 million or $.48 per share. The increase in the federal corporate tax rate in August 1993 also impacted the comparison of the provision for taxes between the two periods. The effective tax rate used for the first quarter of 1994 was 38.5% compared with 38.0% for the first quarter of 1993.

                  Financial Condition as of March 31, 1994

During the first quarter of 1994, the Company had capital expenditures of $79.3 million that were funded by internally generated cash flows. Cash flows from operating activities have decreased $14.0 million or 18.2% in the first quarter of 1994 from the comparable period in 1993 mainly due to increases in the investment for working capital items. The investment in working capital was funded by internally generated cash flows and net new borrowings of $11.8 million.

The long-term debt-to-capital ratio has decreased slightly to 42.4% at March 31, 1994 from 42.3% at December 31, 1993. Net working capital increased to $163.6 million at March 31, 1994 from $157.6 million at December 31, 1993.

The Company believes it has the resources available to meet its liquidity requirements. Resources include internally generated funds, short-term borrowing agreements, revolving credit lines (including $25.0 million available under an agreement arranged in October of 1993) and term loans which could be arranged with several banks as the Company has done in the past. Subsequent to March 31, 1994, the Company registered under the Securities Act of 1993, senior debt securities totaling $200.0 million. As of the date of this filing, none of the debt securities have been issued.

On February 10, 1994, the Board of Directors of the Company voted to increase the quarterly cash dividend to $.24 per share. This represents a 9.1% increase in the quarterly dividend; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition.

                                                                    FORM 10-Q
                                                                      PART II



                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held April 28, 1994.

The following directors were elected at the annual meeting for terms of office expiring in 1997 by the vote indicated below:

                                                 Abstentions and
                            For      Withheld    Broker Non-votes
Gerard K. Drummond      43,661,987    89,890            0
Paul N. McCraken        43,661,151    90,726            0
Stuart J. Shelk, Jr.    43,658,985    92,892            0
Samuel C. Wheeler       43,663,873    88,004            0

The following individuals continue to serve as directors:

                               Expiration
                                 Of Term
                               ___________
      C. M. Bishop, Jr.           1995
      Robert M. Smelick           1995
      Benjamin R. Whiteley        1995
      E. B. Hart                  1996
      C. W. Knodell               1996
      William Swindells           1996

The appointment of KPMG Peat Marwick, independent certified public accountants, to audit the financial statements of the Company for the year 1994 was approved at the annual meeting by the following vote: 43,335,396 for; 398,658 against and 17,823 abstain and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

         Exhibit No.                     Exhibit
              3B            Bylaws of the Company as
                            amended through April 28,
                            1994

              12            Computation of
                            Ratio of Earnings
                            to Fixed Charges

    (b)  Reports on Form 8-K
            None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WILLAMETTE INDUSTRIES, INC.



                          By   /s/J. A. Parsons
                               J. A. Parsons
                               Executive Vice President
                               Principal Financial Officer)

Date:  May 11, 1994