Form 10-Q
period 1994-06-30
WILLAMETTE INDUSTRIES INC
filed 1994-08-09
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         June 30, 1994

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

                                      Yes  ___x___       No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,029,930, August 9, 1994.

      WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                FORM 10-Q
      CONSOLIDATED BALANCE SHEETS                                                    PART I
      (dollar amounts, except per share amounts, in thousands)                       ITEM 1


                                                                  June 30,      December 31,
                         ASSETS                                     1994            1993
                         ------                                 ------------    ------------
      Current assets:
        Cash, including time deposits                         $       3,626           9,543
        Receivables, net of allowance
          for doubtful accounts of $4,932 and $4,466                268,337         207,161
        Inventories (Note 2)                                        276,345         269,063
        Deposits on timber cutting contracts                         44,002          36,321
        Prepaid expenses                                              5,727          11,124
                                                                ------------    ------------
            Total current assets                                    598,037         533,212


      Timber, timberlands and related facilities, at cost
        less the cost of fee timber harvested and amortization      482,767         483,308

      Property, plant and equipment, at cost less
        accumulated depreciation of $1,196,909 and $1,121,860     1,775,836       1,718,063

      Other assets                                                   69,638          69,970
                                                                ------------    ------------
            Total assets                                      $   2,926,278       2,804,553
                                                                ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
      Current liabilities:
        Current portion of long-term debt                     $       1,132           1,278
        Notes payable                                               140,000          96,000
        Accounts payable, including book overdrafts
          of $47,460 and $43,905                                    147,634         139,572
        Accrued expenses                                            127,099         125,996
        Accrued income taxes                                          6,509          12,790
                                                                ------------    ------------
            Total current liabilities                               422,374         375,636

      Deferred income taxes                                         208,095         198,295

      Other liabilities                                              30,656          31,042

      Long-term debt                                                966,280         941,710


      Stockholders' equity:
        Common stock, $.50 par value (55,028,207 and
          54,897,648 shares outstanding)                             27,514          27,449
        Capital surplus                                             293,369         288,646
        Retained earnings                                           977,990         941,775
                                                                ------------    ------------
            Total stockholders' equity                            1,298,873       1,257,870
                                                                ------------    ------------
            Total liabilities & stockholders' equity          $   2,926,278       2,804,553
                                                                ============    ============

                                                                                             FORM 10-Q
     WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                               PART I
     CONSOLIDATED STATEMENTS OF EARNINGS                                                        ITEM 1
     (dollar amounts, except per share amounts, in thousands)

                                                            Three Months Ended       Six Months Ended
                                                                  June 30,             June 30,
                                                          ----------------------  ---------------------
                                                            1994        1993        1994        1993
                                                          --------    --------    --------    --------
     Net sales                                        $    728,701     654,064   1,408,402   1,287,086

     Cost of sales                                         617,147     550,442   1,181,884   1,074,227
                                                           -------     -------     -------     -------
       Gross profit                                        111,554     103,622     226,518     212,859

     Selling and administrative expenses                    44,755      42,775      90,186      85,480
                                                           -------     -------     -------     -------
       Operating earnings                                   66,799      60,847     136,332     127,379

     Other income(expense), net                               (404)     (1,587)       (554)     (2,132)
                                                           -------     -------     -------     -------
                                                            66,395      59,260     135,778     125,247

     Interest expense, net                                  18,053      16,403      33,965      32,558
                                                           -------     -------     -------     -------
       Earnings before taxes and accounting changes         48,342      42,857     101,813      92,689

     Provision for income taxes                             18,612      16,286      39,198      35,222
                                                           -------     -------     -------     -------
       Earnings before accounting changes                   29,730      26,571      62,615      57,467

       Accounting changes                                    -           -           -          26,364
                                                           -------     -------     -------     -------
       Net earnings                                   $     29,730      26,571      62,615      83,831
                                                           =======     =======     =======     =======

     Weighted average number of shares outstanding      55,026,874  54,798,196  55,005,562  54,789,275
                                                        ==========  ==========  ==========  ==========

     Per Share Information:
       Earnings before accounting changes             $       0.54        0.49        1.14        1.05
       Accounting changes                                    -           -           -            0.48
                                                             -----       -----       -----       -----
       Net earnings                                   $       0.54        0.49        1.14        1.53
                                                             =====       =====       =====       =====

     Dividends per share                              $       0.24        0.22        0.48        0.44
                                                             =====       =====       =====       =====


     WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS                                   PART I
     (dollar amounts in thousands)                                           ITEM 1

                                                                Six Months Ended
                                                                     June 30,
                                                              ---------------------
                                                                 1994       1993
                                                              ---------   ---------
     Cash flows from operating activities:
       Net earnings                                         $    62,615      83,831
       Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation                                          92,683      81,302
           Cost of fee timber harvested                          10,493       9,852
           Other amortization                                     2,437       2,600
           Increase in deferred income taxes                      9,800       9,862

       Cumulative impact of change in accounting standards        -         (26,364)

       Changes in working capital items:
           Accounts receivable                                  (61,176)    (35,785)
           Inventories                                           (7,282)     (3,122)
           Prepaid expenses and timber deposits                  (2,284)     (8,236)
           Accounts payable and accrued expenses                  9,165      12,362
           Federal and state taxes on income                     (6,281)        176
                                                              ---------   ---------
       Net cash provided by operating activities                110,170     126,478
                                                              ---------   ---------
     Cash flows from investing activities:
           Proceeds from sale of equipment                        1,869       5,303
           Expenditures for property, plant and equipment      (152,346)   (179,868)
           Expenditures for timber and timberlands, net          (9,896)     (9,732)
           Expenditures for roads and reforestation              (3,220)     (2,543)
           Other                                                    772       2,510
                                                              ---------   ---------
       Net cash used in investing activities                   (162,821)   (184,330)
                                                              ---------   ---------
     Cash flows from financing activities:
           Debt borrowings                                       69,000     259,129
           Proceeds from sale of capital stock                    4,710         945
           Cash dividends                                       (26,400)    (24,095)
           Payment on debt                                         (576)   (176,610)
                                                              ---------   ---------
       Net cash provided from financing activities               46,734      59,369
                                                              ---------   ---------

     Net increase (decrease) in cash                             (5,917)      1,517
     Cash at beginning of year                                    9,543       9,034
                                                              ---------   ---------
     Cash at end of period                                  $     3,626      10,551
                                                              =========   =========

     Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest (net of amount capitalized)               $    33,744      34,368
                                                              =========   =========

         Income taxes                                       $    34,068      25,184
                                                              =========   =========

FORM 10-Q
PART I

                WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1994


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2     The components of inventories are as follows (thousands of dollars):
                                      June 30,     December 31,
                                       1994           1993
                                     --------     ------------

           Finished product          $ 85,089         78,197
           Work in process              8,032          6,205
           Raw material               124,023        128,312
           Supplies                    59,201         56,349
                                     --------     ------------
                                     $276,345        269,063
                                     ========     ============

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

FORM 10-Q
PART I
ITEM 2

                WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION
                                June 30, 1994


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

                            RESULTS OF OPERATIONS
                    2nd Quarter 1994 vs. 2nd Quarter 1993

Net sales increased 11.4% in the second quarter of 1994 compared with the second quarter of 1993. Paper product sales increased 14.1%. Unit sales volumes exceeded levels from the same period a year ago by at least 5.2% in all paper product lines. Selling prices of all unbleached paper products exceeded levels compared with the second quarter of 1993. However, except for bleached market pulp, selling prices for bleached paper products were below levels for the same period a year ago. Building materials sales increased 7.3% compared with the second quarter of 1993 as unit sales volumes and prices increased in all building materials product lines except for small declines in lumber. Demand has been strong for particleboard and medium density fiberboard (MDF) since the last half of 1993. As a result, average price realizations for particleboard and MDF have increased 18.2% and 16.0%, respectively, compared with the second quarter of 1993.

Gross profit margins decreased to 15.3% in the second quarter of 1994 from 15.8% in the second quarter of 1993. Paper product gross margins decreased to 9.8% from 10.7% in the second quarter of 1993 as average sales prices continued to decline for most bleached paper products. The results of this group were also negatively affected by costs associated with the successful start-up of the Company's new pulping facility at the Johnsonburg, Pennsylvania mill and an equipment failure in the cogeneration plant at that same location. Paper product margins are also being squeezed as the prices for old corrugated containers, a raw material used in the manufacture of unbleached containerboard, are escalating rapidly. Building materials gross margins improved to 24.2% compared with 23.6% in the second quarter of 1993. The increase in building materials margins is mainly due to increases in both average sales price realizations and unit sales volumes. Higher log costs partially offset the improvement in margins realized by higher unit sales volumes and prices. The reduced supply of federal timber continues to drive the cost of open market logs upward in Oregon. The Company is able to supply 60% of its Oregon log needs from its own timberlands. However, because of the federal timber supply problem, the Company announced on August 8, 1994, that it has decided to close its Sweet Home, Oregon, plywood and timber finishing plants. Additional curtailment of Oregon wood product operations may be necessary unless there is a meaningful resolution to the federal timber supply problem.

Interest expense was $18.1 million in the second quarter of 1994 compared with $16.4 million in the second quarter of 1993. Although the Company's average outstanding debt increased $113.4 million between the two periods, gross interest expense decreased slightly in the second quarter of 1994 as the Company experienced an overall lowering of effective interest rates. The Company's effective interest rate on average outstanding debt declined from 8.27% in the second quarter of 1993 to 7.32% for the same period in 1994.
The slight decline in gross interest expense between the periods was more than offset by a reduction in capitalized interest for 1994. Capitalized interest declined to $1.9 million in 1994 versus $3.8 million in 1993.

                     Six Months ended June 30, 1994 vs.
                       Six Months ended June 30, 1993

Net sales increased 9.4% in the first six months of 1994 from the comparable period of 1993. Paper product sales increased 10.9%. Unit sales volumes increased in all paper product lines; however, average sales price realizations were mixed for this segment. Unbleached paper product prices were improved over the comparable period in 1993 as demand for these products continues to increase. On the bleached paper side of the business, market pulp prices continued their upward trend while the other bleached paper prices were down from prior year levels. Building materials sales increased 7.2% in the six months ended June 30, 1994 compared with the first six months of 1993 as both average sales price realizations and unit sales volumes increased over prior year levels.

The gross profit margin was 16.1% for the six months ended June 30, 1994 compared to 16.5% for the comparable period in 1993. Paper product gross margins decreased to 10.3% for the first six months of 1994 compared with 10.9% for the six months ended June 30, 1993 reflecting mixed pricing conditions for paper products and start-up costs associated with the successful installation of a new pulping facility and paper machine at the Company's Johnsonburg, Pennsylvania mill. Building materials gross profit margins increased to 25.2% compared with 25.0% in the first six months of 1993. The improvement in building materials margins is mainly due to increases in both unit sales volumes and average sales price realizations. The Company continues to experience increasing log costs mainly due to environmental and supply and demand factors.

Interest expense was $34.0 million in the first six months of 1994 compared to $32.6 million in the first six months of 1993. Although the Company's average outstanding debt increased $117.6 million between the two periods, gross interest was $39.1 million in 1994 versus $40.2 million in 1993 as the Company experienced an overall lowering of effective interest rates. The Company's effective interest rate on average outstanding debt declined from 8.41% in the first six months of 1993 to 7.30% for the same period in 1994. The decline in gross interest expense between the periods was more than offset by a reduction in capitalized interest for 1994. Capitalized interest declined to $5.2 million in 1994 versus $7.6 million in 1993.

Effective January 1, 1993, the Company adopted the provisions of SFAS #106 "Employers Accounting for Post-Retirement Benefits Other Than Pensions" which resulted in a change in accounting for such benefits from the "pay-as-you-go" basis to the accrual basis. This change resulted in a charge to net earnings after tax of $13.6 million or $.25 per share. In addition, the Company adopted the provisions of SFAS #109 "Accounting For Income Taxes" which required deferred taxes payable in the future be reflected at current statutory tax rates. This change resulted in a credit to net earnings of $40.0 million or $.73 per share. The total cumulative impact of these changes was a credit to net earnings in the first quarter of 1993 of $26.4 million or $.48 per share.

The increase in the federal corporate tax rate in August 1993 also impacted the comparison of the provision for taxes between the periods. The effective tax rate used for the first six months of 1994 was 38.5% compared with 38.0% for the same period in 1993.

                   Financial Condition as of June 30, 1994

During the first six months of 1994, the Company had capital expenditures of $165.5 million that were funded by internally generated cash flows and net new long-term and short-term external borrowing of $68.4 million. Cash flows from operating activities have decreased $16.3 million or 12.9% in the first six months of 1994 from the comparable period in 1993 mainly due to increases in the investment for working capital items. In June of 1994, the Company drew down the remaining $25.0 million available under a $100.0 million revolving credit facility at market interest rates from a bank. The proceeds were used for capital expenditures.

The long-term debt-to-capital ratio has decreased slightly to 42.7% at June 30, 1994 from 42.8% at December 31, 1993. Net working capital increased to $175.7 million at June 30, 1994 from $157.6 million at December 31, 1993.

The Company believes it has the resources available to meet its liquidity requirements. Resources include internally generated funds, short-term borrowing agreements, revolving credit lines and term loans which could be arranged with several banks as the Company has done in the past. In April of 1994, the Company registered under the Securities Act of 1933, senior debt securities totaling $200.0 million. As of the date of this filing, none of the debt securities have been issued.

On August 4, 1994, the Board of Directors of the Company voted to continue the quarterly cash dividend of $.24 per share; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition.

                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 Exhibit No.          Exhibit
                -----------           -------
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

                    WILLAMETTE INDUSTRIES, INC.



                    By   /s/  J. A. Parsons
                         J. A. Parsons
                         Executive Vice President
                         Principal Financial Officer)

Date:  August 9, 1994