Form 10-Q
period 1994-09-30
WILLAMETTE INDUSTRIES INC
filed 1994-11-09
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         September 30, 1994

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

                                     Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,034,048, November 8, 1994.

      WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                FORM 10-Q
      CONSOLIDATED BALANCE SHEETS                                                    PART I
      (dollar amounts, except per share amounts, in thousands)                       ITEM 1

                                                                September 30,   December 31,
                         ASSETS                                     1994            1993
                         ------                                 ------------    ------------
      Current assets:
        Cash, including time deposits                         $       7,857           9,543
        Receivables, net of allowance
          for doubtful accounts of $5,309 and $4,466                298,172         207,161
        Inventories (Note 2)                                        257,307         269,063
        Deposits on timber cutting contracts                         42,657          36,321
        Prepaid expenses                                              6,346          11,124
                                                                ------------    ------------
            Total current assets                                    612,339         533,212


      Timber, timberlands and related facilities, at cost
        less the cost of fee timber harvested and amortization      489,280         483,308

      Property, plant and equipment, at cost less
        accumulated depreciation of $1,243,793 and $1,121,860     1,814,409       1,718,063

      Other assets                                                   64,635          69,970
                                                                ------------    ------------
            Total assets                                      $   2,980,663       2,804,553
                                                                ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
      Current liabilities:
        Current portion of long-term debt                     $       1,031           1,278
        Notes payable                                               148,000          96,000
        Accounts payable, including book overdrafts
          of $45,792 and $43,905                                    151,383         139,572
        Accrued expenses                                            135,887         125,996
        Accrued income taxes                                          7,065          12,790
                                                                ------------    ------------
            Total current liabilities                               443,366         375,636

      Deferred income taxes                                         216,359         198,295

      Other liabilities                                              31,026          31,042

      Long-term debt                                                966,279         941,710


      Stockholders' equity:
        Common stock, $.50 par value (55,033,291 and
          54,897,648 shares outstanding)                             27,517          27,449
        Capital surplus                                             293,608         288,646
        Retained earnings                                         1,002,508         941,775
                                                                ------------    ------------
            Total stockholders' equity                            1,323,633       1,257,870
                                                                ------------    ------------
            Total liabilities & stockholders' equity          $   2,980,663       2,804,553
                                                                ============    ============

                                                                                             FORM 10-Q
     WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                               PART I
     CONSOLIDATED STATEMENTS OF EARNINGS                                                        ITEM 1
     (dollar amounts, except per share amounts, in thousands)

                                                            Three Months Ended       Nine Months Ended
                                                                September 30,         September 30,
                                                          ----------------------  ---------------------
                                                            1994        1993        1994        1993
                                                          --------    --------    --------    --------
     Net sales                                        $    780,827     677,101   2,189,229   1,964,187

     Cost of sales                                         647,902     570,882   1,829,786   1,645,109
                                                           -------     -------     -------     -------
       Gross profit                                        132,925     106,219     359,443     319,078

     Selling and administrative expenses                    47,090      44,022     137,276     129,502
                                                           -------     -------     -------     -------
       Operating earnings                                   85,835      62,197     222,167     189,576

     Other income(expense), net                             (5,522)       (327)     (6,076)     (2,459)
                                                           -------     -------     -------     -------
                                                            80,313      61,870     216,091     187,117

     Interest expense, net                                  18,980      16,140      52,945      48,698
                                                           -------     -------     -------     -------
       Earnings before taxes and accounting changes         61,333      45,730     163,146     138,419

     Provision for income taxes                             23,613      24,625      62,811      59,847
                                                           -------     -------     -------     -------
       Earnings before accounting changes                   37,720      21,105     100,335      78,572

       Accounting changes                                    -           -           -          26,364
                                                           -------     -------     -------     -------
       Net earnings                                   $     37,720      21,105     100,335     104,936
                                                           =======     =======     =======     =======

     Weighted average number of shares outstanding      55,029,110  54,812,000  55,013,498  54,796,933
                                                        ==========  ==========  ==========  ==========

     Per Share Information:
       Earnings before accounting changes             $       0.68        0.38        1.82        1.43
       Accounting changes                                    -           -           -            0.48
                                                             -----       -----       -----       -----
       Net earnings                                   $       0.68        0.38        1.82        1.91
                                                             =====       =====       =====       =====

     Dividends per share                              $       0.24        0.22        0.72        0.66
                                                             =====       =====       =====       =====

     WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS                                   PART I
     (dollar amounts in thousands)                                           ITEM 1
                                                              Nine Months Ended
                                                                  September 30,
                                                               ---------------------
                                                                 1994       1993
                                                              ---------   ---------
     Cash flows from operating activities:
       Net earnings                                         $   100,335     104,936
       Adjustments to reconcile net earnings to net cash
         provided by operating activities:
           Depreciation                                         141,261     123,169
           Cost of fee timber harvested                          14,167      15,117
           Other amortization                                     3,656       4,506
           Increase in deferred income taxes                     18,064      20,013

       Cumulative impact of change in accounting standards        -         (26,364)

       Changes in working capital items:
           Accounts receivable                                  (91,011)    (59,477)
           Inventories                                           11,756     (13,999)
           Prepaid expenses and timber deposits                  (1,558)     (6,512)
           Accounts payable and accrued expenses                 21,702      16,236
           Federal and state taxes on income                     (5,725)      9,204
                                                              ---------   ---------
       Net cash provided by operating activities                212,647     186,829
                                                              ---------   ---------
     Cash flows from investing activities:
           Proceeds from sale of equipment                        2,023       6,216
           Expenditures for property, plant and equipment      (239,664)   (267,645)
           Expenditures for timber and timberlands, net         (18,851)     (9,467)
           Expenditures for roads and reforestation              (5,781)     (5,509)
           Other                                                  6,312       3,489
                                                              ---------   ---------
       Net cash used in investing activities                   (255,961)   (272,916)
                                                              ---------   ---------
     Cash flows from financing activities:
           Debt borrowings                                       77,000     289,829
           Proceeds from sale of capital stock                    4,908       1,424
           Cash dividends                                       (39,602)    (36,150)
           Payment on debt                                         (678)   (176,938)
                                                              ---------   ---------
       Net cash provided from financing activities               41,628      78,165
                                                              ---------   ---------

     Net increase (decrease) in cash                             (1,686)     (7,922)
     Cash at beginning of year                                    9,543       9,034
                                                              ---------   ---------
     Cash at end of period                                  $     7,857       1,112
                                                              =========   =========

     Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest (net of amount capitalized)               $    52,356      50,914
                                                              =========   =========

         Income taxes                                       $    50,472      29,530
                                                              =========   =========

                                                                    FORM 10-Q
                                                                       PART I


                WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1994


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2    The components of inventories are as follows (thousands of dollars):
                                        September 30,   December 31,
                                            1994           1993
                                       -------------   ------------
               Finished product          $ 79,368         78,197
               Work in process              6,345          6,205
               Raw material               110,925        128,312
               Supplies                    60,669         56,349
                                       -------------   ------------
                                         $257,307        269,063

Note 3 Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) #106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS #109 "Accounting for Income Taxes." The total cumulative impact of these two changes was a credit to net earnings in the first quarter of 1993 of $26.4 million or $.48 per share.

Note 4 Earnings in the third quarter of 1994 were negatively impacted by the announced closure of the Sweet Home, Oregon plywood plant. A charge of $5 million was recorded as other income(expense), net, in the third quarter of 1994. This plant closure reduced net earnings by $.06 per share.

               Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                    FORM 10-Q
                                                                       PART I
                                                                       ITEM 2


                WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION
                             September 30, 1994


The Company's two basic businesses, paper products and building materials, are affected by changes in general economic conditions. Paper product sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. Both industry segments use timber as their basic raw material. The cost of timber is sensitive to various supply and demand factors, including environmental issues affecting log supply.

                            RESULTS OF OPERATIONS
                    3rd Quarter 1994 vs. 3rd Quarter 1993

Net sales increased 15.3% in the third quarter of 1994 compared with the third quarter of 1993. Paper product sales increased 16.6%. Except for a slight decline in bleached market pulp shipments, unit sales volumes exceeded levels from the same period a year ago by 4.4% or more in all paper product lines. Selling prices of all unbleached paper products exceeded levels compared with the third quarter of 1993. However, except for bleached market pulp, selling prices for bleached paper products were below levels for the same period a year ago. Building materials sales increased 13.2% compared with the third quarter of 1993 as selling prices increased in all building materials product lines. Demand has been particularly strong for medium density fiberboard (MDF) and plywood. As a result, average price realizations for MDF and plywood have increased 15.2% and 14.8%, respectively, compared with the third quarter of 1993. MDF and particleboard unit sales volumes exceeded levels from the same period a year ago by 12.6% and 11.5%, respectively. Lumber and plywood unit sales volumes were slightly below levels compared with the third quarter of 1993.

Gross profit margins increased to 17.0% in the third quarter of 1994 from 15.7% in the third quarter of 1993. Paper product gross margins decreased to 11.9% from 12.7% in the third quarter of 1993 as average sales prices continued to decline for most bleached paper products. Paper product margins were also being pressured as the prices for old corrugated containers (OCC), a raw material used in the manufacture of unbleached containerboard, escalated rapidly in the third quarter of 1994. However, OCC prices have subsequently declined from the peak levels experienced in the third quarter of 1994. Building materials gross margins improved to 25.6% compared with 20.6% in the third quarter of 1993. The increase in building materials margins is mainly due to increases in average sales price realizations. However, the cost of glue and resin, raw materials used in the manufacture of plywood and reconstituted wood products, escalated sharply in the third quarter of 1994. The increase in cost in these raw materials partially offset the improved gross margins due to increased selling prices in the building materials product lines.

Other income(expense), net, was an expense of $5.5 million in the third quarter of 1994 versus an expense of $.3 million for the same period a year ago. The expense increase is mainly due to the announced closure in August 1994 of the Sweet Home, Oregon plywood plant. Actual production ceased at this facility October 20, 1994. The closure of this plant was due to the shortage of federal timber that continues to face the forest products industry in the northwestern United States. No additional closures are anticipated in the immediate future as the Company is now able to supply nearly three-quarters of its western saw log needs from its own timberlands, a mix that appears sustainable.

Interest expense was $19.0 million in the third quarter of 1994 compared with $16.1 million in the third quarter of 1993. The Company's average outstanding debt increased $101.0 million between the two periods. However, the Company experienced a decline of effective interest rates on average outstanding debt from 7.84% in the third quarter of 1993 to 7.46% for the same period in 1994. Capitalized interest declined to $1.7 million in 1994 versus $3.6 million in 1993 which accounted for most of the increase in interest expense between the periods.

The increase in the Federal corporate tax rate to 35% in August 1993 impacted the provision for taxes between the periods. Accounting standards required that $5.9 million or $.11 per share be charged to the third quarter of 1993 with a corresponding increase in the deferred tax liability. In addition, the retroactive feature of the law to January 1, 1993 required an additional downward adjustment for the first half of 1993 earnings of $.02 per share which resulted in a total charge to earnings of $.13 per share in the third quarter of 1993.

                  Nine Months ended September 30, 1994 vs.
                    Nine Months ended September 30, 1993

Net sales increased 11.5% in the first nine months of 1994 from the comparable period of 1993. Paper product sales increased 12.9%. Unit sales volumes increased in all paper product lines. Unbleached paper product selling prices were improved over the comparable period in 1993 as demand for these products is strong while available supplies have grown at a far slower pace. For bleached papers, market pulp prices continued their upward trend while the other bleached paper prices were down from prior year levels. Building materials sales increased 9.2% in the nine months ended September 30, 1994 as average sales price realizations increased over prior year levels and unit sales volumes were basically at or above levels for the same period a year ago.

The gross profit margin was 16.4% for the nine months ended September 30, 1994 compared to 16.2% for the comparable period in 1993. Paper product gross margins decreased to 10.9% for the first nine months of 1994 compared with 11.5% for the nine months ended September 30, 1993 reflecting mixed pricing conditions for paper products and start-up costs associated with the successful installation of a new pulping facility and paper machine at the Company's Johnsonburg, Pennsylvania mill. An equipment failure in the cogeneration plant at the same mill and significantly higher OCC costs at the unbleached paper mills have also negatively affected results for this period. Building materials gross profit margins increased to 25.3% compared with 23.5% in the first nine months of 1993. The improvement in building materials margins is mainly due to increases in average sales price realizations for all product lines. The Company continues to experience increasing log costs due to environmental and supply and demand factors.

Other income (expense), net, was an expense of $6.1 million in the first nine months of 1994 versus an expense of $2.5 million for the same period a year ago. The expense increase is mainly due to the announced closure in August 1994 of the Sweet Home, Oregon plywood plant. Actual production ceased at this facility October 20, 1994. A charge of $5 million was recorded as other income(expense), net, in the third quarter of 1994 as a result of this plant closure. The plant closure reduced net earnings by $.06 per share. The shortage of federal timber that continues to face the forest products industry in the northwestern United States was the reason for this plant closure.

Interest expense was $52.9 million in the first nine months of 1994 compared to $48.7 million in the first nine months of 1993. Although the Company's average outstanding debt increased $112.1 million between the two periods, gross interest was $59.8 million in 1994 versus $59.9 million in 1993 as the Company experienced an overall lowering of effective interest rates. The Company's effective interest rate on average outstanding debt declined from 8.22% in the first nine months of 1993 to 7.35% for the same period in 1994. The decline in gross interest expense between the periods was more than offset by a reduction in capitalized interest for 1994. Capitalized interest declined to $6.8 million in 1994 versus $11.2 million in 1993.

The increase in the Federal corporate tax rate to 35% in August 1993 impacted the provision for taxes between the periods. Accounting standards required that $5.9 million or $.11 per share be charged to the third quarter of 1993 with a corresponding increase in the deferred tax liability. In addition, the retroactive feature of the law to January 1, 1993 required an additional downward adjustment for the first half of 1993 earnings of $.02 per share which resulted in a total charge to earnings of $.13 per share in the third quarter of 1993.

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

Financial Condition as of September 30, 1994

During the first nine months of 1994, the Company had capital expenditures of $264.3 million that were funded by internally generated cash flows and new long-term external borrowing of $25.0 million. In June of 1994, the Company drew down the remaining $25.0 million available under a $100.0 million revolving credit facility at market interest rates from a bank. Cash flows from operating activities have increased $25.8 million or 13.8% in the first nine months of 1994 from the comparable period in 1993 mainly due to increased operating earnings and higher non-cash charges against earnings. The proceeds were used for capital expenditures.

The long-term debt-to-capital ratio has decreased to 42.2% at September 30, 1994 from 42.8% at December 31, 1993. Net working capital increased to $169.0 million at September 30, 1994 from $157.6 million at December 31, 1993.

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

The Board of Directors of the Company voted to pay a quarterly cash dividend of $.24 per share in the third quarter of 1994; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition.

FORM 10-Q
PART II



                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------

              Exhibit No.           Exhibit
              -----------           -------
                  12                Computation of
                                    Ratio of Earnings
                                    to Fixed Charges

                  27                Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------
                  None




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

Date:  November 8, 1994