Form 10-K
period 1994-12-31
WILLAMETTE INDUSTRIES INC
filed 1995-03-17
CIK 107189

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-K

          [X]  Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994        Commission file number 0-3730

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

       Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.50 par value
                            (Title of class)
                     Preferred Stock Purchase Rights
                            (Title of class)

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


                   $2,466,920,000 at January 31, 1995


      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                        Outstanding at March 2, 1995
Common Stock, $.50 par value                  55,049,343 shares

                  DOCUMENTS INCORPORATED BY REFERENCE.
      Portions of the registrant's definitive proxy statement for its 1995 annual meeting of shareholders are incorporated by reference into
Part III hereof.

                           CROSS REFERENCE SHEET
     Showing Location in Definitive Proxy Statement of Items Required
                               By Form 10-K


                                              Definitive Proxy Statement
                                            -------------------------------
 Item No   Form 10-K Caption                Caption                Page No.
- -------    ----------------------------     -------                --------

Item 10    Directors and Executive       Election of Directors          3-4
             Officers of the Registrant  Holders of Common Stock          3

Item 11    Executive Compensation        Executive Compensation         5-7
                                         Compensation Committee
                                           Interlocks and Insider
                                           Participation                7-8
                                         Compensation of Directors    11-12
                                         Employment Agreements        12-13

Item 12    Security Ownership of         Holders of Common Stock        1-3
             Certain Beneficial
             Owners and Management

Item 13    Certain Relationships and     Compensation Committee
             Related Transactions          Interlocks and Insider
                                           Participation                7-8

                                   INDEX
                                   -----

                                                                       Page
Part I                                                                 ----
- ------
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   Business Segment Information . . . . . . . . . . . . . . . . . . . . . 1
   Pulp and Paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   Converted Paper Products . . . . . . . . . . . . . . . . . . . . . . . 2
   Building Materials . . . . . . . . . . . . . . . . . . . . . . . . . . 2
   Timberlands. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Energy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
   Environmental Matters. . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 6
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 7
Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . 7

Part II
- -------
Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters . . . . . . . . . . . . . . . . 8
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 9
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .10
Item 8.  Financial Statements and Supplemental Data . . . . . . . . . . .14
Item 9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . .14

Part III
- --------
Item 10.  Directors and Executive Officers of the Registrant. . . . . . .15
          (See Part I for Executive Officers of the Registrant)
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .15
Item 12.  Security Ownership of Certain Beneficial
           Owners and Management. . . . . . . . . . . . . . . . . . . . .15
Item 13.  Certain Relationships and Related
           Transactions . . . . . . . . . . . . . . . . . . . . . . . . .15

Part IV
- -------
Item 14.  Exhibits, Financial Statement Schedules
           and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .15
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Index to Consolidated Financial Statements. . . . . . . . . . . . . . . .18

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .34

                                  PART I

Item 1.  Business

General
- -------
  Willamette Industries ("Willamette" or the "Company") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Its stock has been publicly traded since 1968.

  Willamette is a diversified, integrated forest products company with 90 plants and mills manufacturing containerboard, bag paper, fine paper, bleached hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, laminated beams and value-added wood products. We own or control 1,235,000 acres of forests.

  Willamette is a medium-sized firm in a very competitive industry consisting of thousands of companies, some larger and more diversified; others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which the Company operates. The Company competes in its markets primarily through price, quality and service.

  The Company believes its strengths are its vertical integration; its geographically diverse, modern, fiber- and energy-efficient facilities; its concentration on a focused, related product range; its balance among building materials, white paper and brown paper manufacturing and an organizational structure that encourages teamwork as well as individual initiative.

  Willamette is listed in the top half of the FORTUNE 500. The Company's common stock trades on The Nasdaq Stock Market under the symbol: WMTT.

Business Segment Information
- ----------------------------
  The Company has two business segments. The Paper Group segment manufactures and sells pulp and paper products. The Building Materials Group segment manufactures and sells wood products. Sales and operating data for the Paper Group and Building Materials Group segments for the past five years is set forth in the five year comparison captioned "Supplemental Business Segment Information" located on page 24. The Company has no foreign operations and is not dependent on any one significant customer or group of customers. Approximately 97% of the Company's total output is sold domestically.

Pulp and Paper
- --------------
 Bleached pulp and fine paper
  Bleached hardwood market pulp is manufactured at Hawesville, Kentucky; fine paper at Hawesville, Marlboro County, South Carolina and Johnsonburg, Pennsylvania. We make 4.9% of the nation's bleached hardwood market pulp, which is sold to outside customers, and 5.9% of the nation's fine paper production.

  Chips from nearby sawmills and plywood plants serve as the primary fiber source for bleached paper products. Our timberlands in Tennessee and the Carolinas also serve as a source of fiber.

Containerboard and bag paper
  Four paper mills manufacture 4.1% of the nation's production of linerboard, corrugating medium and bag paper. All of the product is used or traded for the needs of Willamette's box and bag manufacturing plants.

  In Louisiana, our sawmills, plywood plants and timberlands can provide 100% of the chips needed by our linerboard mill; in Oregon, approximately 80% of our chip requirements could be provided from those sources.

  Recycled fiber, in the form of used corrugated containers, provides 58.1% of our fiber needs.

Converted paper products
- ------------------------
Office papers
  Six business forms plants manufacture 5.8% of the nation's production of forms. These forms, mostly long-run continuous computer forms, along with Willcopy(R), Willamette's photocopy and cut sheet printer paper produced at our three cut sheet facilities, are marketed by 46 Willamette sales and distribution centers. Our cut sheets represent 6.5% of the nation's production.

Corrugated containers and sheets
  Corrugated containers and sheets are manufactured by 32 plants, accounting for 5.7% of the nation's corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

Bags
  Four bag plants make 11.9% of the nation's paper bags, marketed to grocery, department, drug and hardware stores in the West and South by our sales force.

Building Materials
- ------------------
Plywood and lumber
  Plywood products, totalling 7.0% of the nation's structural panel production, are manufactured at 10 plants in Arkansas, the Carolinas, Louisiana and Oregon.

  Six sawmills manufacture 1.3% of the nation's lumber production.

  Lumber and plywood products are marketed through independent wholesalers and distributors throughout the U.S.

Composite board
  Five particleboard plants in Louisiana and Oregon manufacture 14.0% of the nation's particleboard. Two medium density fiberboard plants in Arkansas and South Carolina made 19.5% of the nation's MDF in 1994. These plants produce value-added products including color-coated, woodgrain-printed, fire-rated and moisture-resistant boards.

  Composite board products are sold nationwide through distributors, as well as directly to cabinet and furniture manufacturers.

Laminated beams
  Three laminated beam plants in Oregon and Louisiana represent 26.2% of the nation's production. Laminated beams, both stock and custom made, are sold nationwide and internationally.

Timberlands
- -----------
  Willamette's 1,235,000 acres of timberland supply approximately 40% of our long-term log needs. The remainder is purchased through government and private timber sales and open market purchases. In Oregon, we are able to provide approximately 75% of our log needs from our own timberlands. We now own or control cutting rights on 566,000 acres in Louisiana, Arkansas and Texas; 335,000 acres in Oregon; 188,000 acres in Tennessee; and 146,000 acres in the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

Energy
- ------
  Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 62% of their total energy needs.

Employees
- ---------
  Willamette employs approximately 12,260 people, of whom about 52% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 1,185 employees were negotiated in 1994. Agreements involving about 1,320 hourly employees are subject to renewal in 1995. In excess of 45% of all salaried employees have been with the Company more than twelve years.

Environmental Matters
- ---------------------
  See "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Other Matters" for a discussion of the effect on the Company of laws relating to environmental matters.

Item 2. Properties

Manufacturing Facilities
- ------------------------
  The following table sets forth information regarding the Company's 90 manufacturing facilities at December 31, 1994:

       Facility                         Annual Production
       --------                         -----------------
                                           M Square Ft.
                                           (3/8" Basis)
Western Plywood (3 Plants)
  Dallas, Oregon                              163,000
  Foster, Oregon                               98,000
  Springfield, Oregon                         127,000
                                              -------
    Total Western Plants                      388,000
                                              -------

Southern Plywood (5 Plants)
  Dodson, Louisiana                           218,000
  Emerson, Arkansas                           235,000
  Ruston, Louisiana                           173,000
  Taylor, Louisiana                           210,000
  Zwolle, Louisiana                           223,000
                                              -------
    Total Southern Plants                   1,059,000
                                            ---------
Atlantic Plywood (2 Plants)
  Chester, South Carolina                     259,000
  Moncure, North Carolina                     130,000
                                              -------
    Total Atlantic Plants                     389,000
                                              -------
                                                       (1994 Production-
      Total Plywood                         1,836,000   1,907,000 M)
                                            ---------
Oriented Strand Board
  Arcadia, Louisiana(1)                             -

      Total Structural Panels               1,836,000
                                            =========

Western Lumber (4 Mills)                   M Board Ft
  Coburg, Oregon                               99,000
  Dallas, Oregon                               98,000
  Lebanon, Oregon-2 mills                     114,000
                                              -------
    Total Western Mills                       311,000
                                              -------
Southern Lumber (2 Mills)
  Dodson, Louisiana                            75,000
  Zwolle, Louisiana                            78,000
                                               ------
    Total Southern Mills                      153,000
                                              -------
                                                      (1994 Production-
      Total Lumber                            464,000  446,000 M)
                                              =======

                                           M Square Ft
Particleboard (5 Plants)                   (3/4" Basis)
  Albany, Oregon                             217,000
  Bend, Oregon                               159,000
  Eugene, Oregon(2)                           37,000
  Lillie, Louisiana                          113,000
  Simsboro, Louisiana                         96,000
                                             -------
                                                     (1994 Production-
    Total Particleboard                      622,000  642,000 M)
                                             =======

                                           M Square Ft
Medium Density Fiberboard (2 Plants)      (3/4" Basis)
  Bennettsville, South Carolina              144,000
  Malvern, Arkansas                          124,000
                                             -------
                                                     (1994 Production-
    Total MDF                                268,000  239,000 M)
                                             =======

Engineered Products (5 Plants)
  Laminated Beams                          M Board Ft
    Saginaw, Oregon                           23,000
    Vaughn, Oregon                            52,000
    Simsboro, Louisiana                       19,000
                                              ------
                                                     (1994 Production-
      Total Laminated Beams                   94,000  75,000 M)
                                              ======

  Laminated Veneer Lumber                  Cubic Ft. (1994 Production-
    Winston, Oregon                         1,750,000 1,595,000 CF)
                                            =========

  Structural I-Beams                       M Lineal Ft.
    Woodburn, Oregon                          29,000 (1994 Production-
                                              ======     23,000 M)
Other Divisions (4 Facilities)
  Custom Products                         Albany, Oregon
  Custom Services                     Sweet Home, Oregon
  Lebanon Machine                        Lebanon, Oregon
  Coburg Veneer                           Coburg, Oregon

Pulp and Paper (8 Mills)                       Tons
  Unbleached:
    Albany, Oregon                           471,000
    Campti, Louisiana(3)                     698,000
    Hawesville, Kentucky                     175,000
    Oxnard, California                       178,000 (1994 Production-
                                           ---------
                                           1,522,000  1,324,000 Tons)
  Bleached:                                ---------
    Marlboro County, South Carolina          283,000
    Hawesville, Kentucky
      Bleached Market Pulp                   158,000
      Fine Paper                             205,000
    Johnsonburg, Pennsylvania                347,000 (1994 Production-
                                           ---------
                                             993,000  903,000 Tons)
                                           ---------
        Total Pulp and Paper               2,515,000 (1994 Production-
                                           =========  2,227,000 Tons)

Corrugated Containers and Sheets(32 Plants)M Square Ft
  Aurora, Illinois                           982,000
  Beaverton, Oregon                          888,000
  Bellevue, Washington                       615,000
  Bellmawr, New Jersey                       712,000
  Bowling Green, Kentucky                    770,000
  Cerritos, California                       885,000
  Compton, California                        780,000
  Dallas, Texas                            1,038,000
  Delaware, Ohio                             601,000
  Elk Grove, Illinois                        484,000
  Fort Smith, Arkansas                       794,000
  Fridley, Minnesota                       1,102,000
  Golden, Colorado                           744,000
  Griffin, Georgia                           966,000
  Huntsville, Alabama                      1,000,000
  Indianapolis, Indiana                      626,000
  Kansas City, Kansas                        846,000
  Lincoln, Illinois                          445,000
  Louisville, Kentucky                       460,000
  Lumberton, North Carolina                  560,000
  Maryland Heights, Missouri                 867,000
  Matthews, North Carolina                   444,000
  Memphis, Tennessee                          49,000
  Moses Lake, Washington                     911,000
  Newton, North Carolina                     459,000
  Sacramento, California                     729,000
  San Leandro, California                  1,338,000
  Sanger, California                         838,000
  Sealy, Texas                               808,000
  St. Paul, Minnesota                        540,000
  Warrensville Heights, Ohio                 120,000
  West Memphis, Arkansas                     848,000
                                          ---------- (1994 Production-
    Total Corrugated Containers           23,249,000  21,320,000 M)
                                          ==========

Business Forms (6 Plants)                       Tons
  Cerritos, California                        56,000
  Dallas, Texas                               46,000
  Indianapolis, Indiana                       60,000
  Langhorne, Pennsylvania                     66,000
  Rock Hill, South Carolina                   44,000
  West Chicago, Illinois                      50,000
                                             ------- (1994 Production-
    Total Business Forms                     322,000  310,000 Tons)
                                             =======

Cut Sheets and Other Converting (3 Plants)      Tons
  DuBois, Pennsylvania                        96,000
  Owensboro, Kentucky                         71,000
  Tatum, South Carolina                       90,000
                                             ------- (1994 Production-
    Total Cut Sheets                         257,000  223,000 Tons)
                                             =======

Kraft Bags and Sacks (4 Plants)                 Tons
  Beaverton, Oregon                           65,000
  Buena Park, California                      53,000
  Dallas, Texas                               28,000
  North Kansas City, Missouri                 24,000
                                             ------- (1994 Production-
    Total Kraft Bags and Sacks               170,000  150,000 Tons)
                                             =======

Preprinted Linerboard (2 Plants)            M Square Ft
  Richwood, Kentucky                         540,000
  Tigard, Oregon                             480,000
                                           --------- (1994 Production-
    Total Preprinted Linerboard            1,020,000  772,000 M)
                                           =========

Inks and Specialty Products(2 Plants)         Tons
  Beaverton, Oregon                            3,000
  Delaware, Ohio                               3,000
                                               ----- (1994 Production-
    Total Inks                                 6,000  5,000 Tons)
                                               =====
(1)  Production to begin in 1996.

(2) To be converted to the production of medium density fiberboard by the fourth quarter of 1995.

(3)  Includes a second linerboard machine which began production in January
1995.

Timberlands
- -----------
  For information respecting the Company's timberlands, see "Business-- Timberlands."

Item 3.  Legal proceedings

  There are no material legal proceedings pending as of the date hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.

                   Executive Officers of the Registrant

  The executive officers of the Company are elected annually by the board of directors. At February 9, 1995, the executive officers of the Company, their ages at December 31, 1994, and their positions with the Company were as follows:

     Name                    Age                  Position
     ----                    ---                  --------
William Swindells             64             Chairman of the board and
                                             chief executive officer,
                                             director

Steven R. Rogel               52             President and chief operating
                                             officer

William P. Kinnune            55             Executive vice president-
                                             corrugated containers and bags

Michael R. Onustock           55             Executive vice president-pulp
                                             and fine paper marketing

J. A. Parson                  59             Executive vice president and
                                             chief financial officer,
                                             secretary and treasurer

Floyd Vike                    59             Executive vice president-
                                             building materials marketing

  Each executive officer has been employed by the Company in his present or in another managerial capacity for more than five years.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

  The Company's common stock trades on The Nasdaq Stock Market under the symbol: WMTT. At December 31, 1994, there were approximately 6,100 holders of record of the Company's common stock. The following table shows for the periods indicated the high and low closing sales prices of, and the per share dividends paid on, the Company's common stock in each case as adjusted for stock splits.


                        1994                     1993
                --------------------     ---------------------
                             Closing                  Closing
                Dividends    Price       Dividends     Price
                   Paid     High-Low        Paid      High-Low
                ---------   --------     ---------    --------
   1st Quarter.... $0.24    59-45 3/4       $0.22     44-35 7/8
   2nd Quarter....  0.24    49 1/2-42 3/4    0.22     43 1/4-36 3/4
   3rd Quarter....  0.24    52-41 1/2        0.22     42-35 3/4
   4th Quarter....  0.24    50 3/4-41        0.22     49 1/2-37 1/2


  A dividend of $.27 per share was declared on the common stock for the first quarter of 1995 representing an indicated annual dividend rate of $1.08 per share. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent on earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data

  The following table shows selected financial data for the Company for the periods indicated:
   ----------------------------------------------------------------------------
  Financial Results
   (dollar amounts, except per share amounts, in thousands)

                                                      1994         1993         1992         1991         1990

   Net sales.....................................$  3,007,949    2,622,237    2,372,396    2,004,501    1,904,853
   ===============================================================================================================
   Cost and expenses:
   Depreciation, amortization and cost
      of fee timber harvested.....................    217,252      194,202      173,784      151,258      107,654
   Materials, labor  and other operating expenses.  2,239,185    1,997,246    1,833,919    1,563,939    1,421,241
                                                  ----------------------------------------------------------------
       Gross profit...............................    551,512      430,789      364,693      289,304      375,958
   Selling and administrative expenses............    184,699      174,413      167,094      145,329      136,624
                                                  ----------------------------------------------------------------
       Operating earnings.........................    366,813      256,376      197,599      143,975      239,334
   Interest expense...............................     71,513       63,290       66,422       63,263       29,899
   Other income (expense).........................     (6,377)      (3,918)      (1,725)      (7,103)        (764)
                                                  ----------------------------------------------------------------
       Earnings before taxes......................    288,923      189,168      129,452       73,609      208,671
   Provision for income taxes.....................    111,300       78,500       47,900       27,800       79,100
                                                  ----------------------------------------------------------------
       Earnings before accounting changes.........    177,623      110,668       81,552       45,809      129,571
   Accounting changes.............................       -          26,364         -            -            -
                                                  ----------------------------------------------------------------
       Net earnings ..............................    177,623      137,032       81,552       45,809      129,571
   Cash dividends paid............................     52,807       48,213       45,200       40,715       40,676
   Earnings retained in the business..............    124,816       88,819       36,352        5,094       88,895
   Capital expenditures...........................    393,161      386,864      367,173      244,373      346,617
  ===============================================================================================================
   Financial Condition
   Working capital...............................$    138,528      157,576      157,822      147,194      156,677
   Long-term debt (non-current portion)...........    915,797      941,710      843,618      746,622      565,224
   Stockholders' equity...........................  1,387,865    1,257,870    1,164,828      994,460      987,439
   Total assets...................................  3,033,398    2,804,553    2,527,416    2,219,067    1,965,186
   ===============================================================================================================
   Common Stock
   Number of stockholders (beneficial)............     17,000       14,000       11,500       10,500       10,000
   Shares outstanding (in thousands) (1)..........     55,036       54,897       54,770       50,962       50,848
  ===============================================================================================================
   Per Share(1)
   Earnings before accounting changes............$       3.23         2.02         1.52         0.90         2.55
   Accounting changes ............................        -            .48          -            -            -
                                                  ----------------------------------------------------------------
     Net earnings ................................       3.23         2.50         1.52         0.90         2.55
   Cash dividends paid ...........................       0.96         0.88         0.84         0.80         0.80
   Stockholders' equity ..........................      25.22        22.91        21.27        19.51        19.42
   ===============================================================================================================
   Financial Returns
   Percent return on equity before accounting
     changes (2)..................................      14.12%        9.50%        8.20%        4.64%       14.38%
   Percent return on net sales before accounting
     changes .....................................       5.91%        4.22%        3.44%        2.29%        6.80%
   ===============================================================================================================
   Employment
   Number of employees............................      12,260       12,040       12,000       11,350       10,275
   Wages, salaries and cost of employee benefits $     580,561      551,172      507,469      451,770      400,440
   ===============================================================================================================


   (1) All share and per share amounts have been adjusted for stock splits.
   (2) Calculated on stockholders' equity at the beginning of the year.

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

Results of Operations 1994 vs. 1993

  Net sales increased 14.7% in 1994 compared to 1993. Paper products sales increased 18.4% as unit volume sales increased in all paper product lines. Unbleached paper products selling prices improved significantly throughout 1994 as demand for these products was strong while available supplies grew at a far slower pace. In addition, demand for linerboard grew in export markets further tightening supply. In bleached paper products, hardwood market pulp prices trended upward throughout 1994. Average sales price realizations for other bleached paper products trended down through the second quarter of 1994. In the second half of 1994, there was a favorable upward trend in bleached paper products sales prices such that the average realization for fine paper prices in the fourth quarter of 1994 were 13.6% above levels from the same period in 1993. This upward trend continued as we entered the first quarter of 1995.

  Building materials sales were up 8.9% compared with 1993 as average sales price realizations increased for all building materials product lines. Both particleboard and medium density fiberboard (MDF) average sales prices increased in excess of 15.0% in 1994 as compared with 1993. Sales volumes increased for both particleboard and MDF, however plywood experienced slight volume declines due to the continuing reduction in the availability of federal timber in the Pacific Northwest.

  As the federal government owns nearly 60% of the commercial timberland in Oregon, preservationist pressures that have stopped federal timber sales have caused a significant reduction in available timber supply. State and private timber supply is inadequate to fill the shortfall. This in turn has resulted in many mill closures at a time when product demand is increasing, creating supply-related pressures on lumber and plywood prices. In October 1994, the Company closed its Sweet Home, Oregon plywood plant due to the reduced availability of federal timber. Currently, the Company is able to provide approximately 75% of its Oregon log needs from its own timberlands on a sustainable basis. No additional plant closures are anticipated in the immediate future.

  Gross profit margins increased to 18.3% in 1994 from 16.4% in 1993. Paper products gross margins increased to 13.8% from 11.6% in 1993 reflecting improved selling prices in the last half of 1994. This improvement was tempered by start-up costs associated with a new pulping facility and paper machine at the Johnsonburg, Pennsylvania mill. In addition, margins were also pressured as the prices for old corrugated containers, a recycled raw material used in the manufacture of unbleached containerboard, increased 68.5% from 1993. Building materials gross profit margins increased to 25.9% compared with 23.9% in 1993. The improvement in building materials margins is due mainly to increases in average sales price realizations for all product lines. However, the Company continues to experience increasing raw material costs due to environmental and supply and demand factors. The cost of resin and glue, raw materials used in the manufacture of particleboard, MDF and plywood, increased significantly from 1993.

  Selling and administrative expenses declined to 6.1% of sales compared with 6.7% in 1993. The decline was due primarily to additional sales volumes as selling and administrative expenses increased 5.9% between the two periods.

  Other expense increased to $6.4 million in 1994 compared with $3.9 million in 1993. The increase is due primarily to a charge of $5.0 million ($.06 per share, after-tax) for the closure of the Sweet Home, Oregon plywood plant recorded in the third quarter of 1994.

  Interest expense increased to $71.5 million in 1994 compared with $63.3 million in 1993. Although the Company's average outstanding debt increased $98.7 million between the two periods, gross interest was $80.8 million in 1994 versus $79.2 million in 1993 as the Company's effective interest rate on average outstanding debt declined from 8.1% in 1993 to 7.5% in 1994. Capitalized interest declined from $15.9 million in 1993 to $9.3 million in 1994. The weighted average interest rate of all debt was 7.75% at December 31, 1994 compared with 7.31% at December 31, 1993.

  The overall effective income tax rate declined to 38.5% in 1994 from 41.5% in 1993. The federal corporate income tax rate increased in 1993 which required an increase in the deferred tax liability account and a corresponding charge to earnings in the amount of $5.9 million or $.11 per share.

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

  Building materials sales increased 15.4% compared with 1992 as average sales price realizations increased for all building materials product lines and, most significantly, for lumber products whose average sales price realizations increased approximately 34.0%. Sales volumes increased in composite board panels but decreased in plywood and lumber products 7.0% and 3.5%, respectively, because of reduced operating levels resulting from the lack of logs.

  Gross profit margins increased to 16.4% in 1993 from 15.4% of sales in 1992. Gross profit margins for paper decreased to 11.6% from 14.8% in 1992 reflecting continued poor pricing for paper products. Building materials gross profit margins increased to 23.9% from 16.3% in 1992 primarily due to increased average sales price realizations in all building materials product lines. At the same time, however, costs for open market logs continued to increase due to supply factors.

  Selling and administrative expenses declined to 6.7% of sales in 1993 compared to 7.0% in 1992. The decrease is primarily due to additional sales volume.

  Interest expense declined 4.7% to $63.3 million in 1993 from $66.4 million in 1992. Gross interest expense increased $5.4 million in 1993 over the comparable amount in 1992 as the Company's average outstanding debt increased $129.5 million. However, capitalized interest increased to $15.9 million in 1993 compared to $7.4 million in 1992 which more than offset the increase in gross interest expense. In addition, the impact of increased debt was minimized by an overall reduction of effective interest rates. The weighted average interest rate was 7.31% at December 31, 1993 compared with 8.56% at December 31, 1992.

Liquidity and Capital Resources

  Willamette generates funds internally via net earnings and non-cash charges against earnings such as depreciation, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

  In 1994, cash flows from operating activities were $396.9 million and represented an increase of 32.9% over comparable cash flows in 1993. This increase was primarily due to additional net earnings and depreciation. As a result of the increase in internally generated cash flows, external long-term borrowings have been limited to a draw-down in June, 1994 of the remaining $25 million available under a $100 million revolving credit facility at market interest rates from a bank. As a result of the above cash flows and financing activities, the total debt-to-capital ratio is 43.5% at December 31, 1994 compared with 45.2% at December 31, 1993.

  The Company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, labor efficiency and to expand production. In 1994, the Company made such capital expenditures of $340.3 million.

  During 1994 the following major capital projects were completed:

      -- Construction of a new fiberline and paper machine at the Johnsonburg, Pennsylvania fine paper mill.

      --   Modernization of the plywood plant at Moncure, North Carolina.

      -- Addition of pulp drying capacity and expansion of the fiberline at the Marlboro County, South Carolina paper mill.

      -- Construction of a glue-laminated beam plant at Simsboro, Louisiana.

  Major capital projects underway at December 31, 1994 include the following:

      -- Construction of a second linerboard machine at the paper mill in Campti, Louisiana which began production in January, 1995.

      -- Expansion of the Bennettsville, South Carolina medium density fiberboard facility.

      -- Conversion of the Eugene, Oregon particleboard plant to manufacture medium density fiberboard.

      -- Construction of an oriented strand board facility in Arcadia, Louisiana.

      -- Construction of a gas turbine cogeneration facility at the Albany, Oregon paper mill.

      -- Upgrade and rebuild of three specialty paper machines at the Johnsonburg, Pennsylvania paper mill.

      --   Upgrade and expansion of the paper machine at Oxnard, California.

      -- Expansion of the cut sheet facility at Owensboro, Kentucky with a 12-pocket sheeter.

      -- Expansion of pulping capacity at the Marlboro County, South Carolina paper mill.

      -- Upgrade to evaporators at the Hawesville, Kentucky bleached pulp mill.

  The total cost of all major capital projects in progress at December 31, 1994 was estimated to be approximately $492.3 million of which $188.3 million has already been spent. These projects will be funded with internally generated cash flows and with external borrowings if needed. The Company believes it has the resources available to meet its liquidity requirements through internally generated cash flows, short-term borrowings and revolving credit agreements which could be arranged with a number of banks. In addition, in April 1994, the Company registered, under the Securities Act of 1933, senior debt securities totaling $200 million. As of December 31, 1994, none of these debt securities had been issued.

Other Matters

  The Company believes it is in substantial compliance with federal, state and local laws regarding environmental quality.

  The Environmental Protection Agency (EPA) has issued proposed rules regarding air and water quality referred to as the "cluster rules". These rules are currently undergoing public review and are extremely onerous with a potential financial impact to the paper industry estimated in excess of $11 billion in capital spending to comply with the proposed rules. This level of regulation does not appear to be justified on either an environmental impact or cost benefit basis and it is hoped compromise can be reached lessening the severity of the rules.

  In addition to the impact of the cluster rules on pulp and paper mills, the Company's other operations are faced with increasingly stringent environmental regulations. Based upon regulations either enacted or proposed for future enactment, the Company estimates that over the next five years required capital expenditures to comply with environmental regulations will be less than $250 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, we believe that compliance with such environmental regulations will not have a material adverse effect upon the Company's competitive position.

  Much attention has been given to the controversy concerning preservationists' efforts to stop the harvest of timber from Federal timberlands in the Northwest. Concurrent with these efforts have come increased regulations, limitations and restrictions on the harvest of timber from privately-owned timberlands. Current rules and regulations do not significantly impact the Company's ability to manage its Oregon timberland on a sustained yield basis.

  Over the years, inflation has resulted in replacement costs higher than those originally needed to purchase existing plants and equipment. Advancing technology and environmental concerns also contribute to higher costs. Productivity gains, because of technological improvements, may partially offset these increased costs. Our use of LIFO to value inventories allows us to include these inflationary costs in the cost of sales.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data filed as part of this report follow the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information regarding (i) directors of the Company is set forth on pages 3 and 4 of the Company's definitive proxy statement (the "Proxy Statement") for its 1995 annual meeting of shareholders, under the heading "Election of Directors" and (ii) the failure by a director and an emeritus director of the Company to file, on a timely basis, an aggregate of three reports required by
Section 16(a) of the Securities Exchange Act of 1934, is set forth in the first paragraph on page 3 of the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

   Information regarding compensation of directors and executive officers of the Company is set forth in the Proxy Statement under the headings "Executive Compensation" on pages 5-7, "Compensation Committee Interlocks and Insider Participation" on pages 7 and 8, "Compensation of Directors" on pages 11 and 12, and "Employment Agreements" on pages 12 and 13. Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of management and certain other beneficial owners is set forth on pages 1 and 2 of the Proxy Statement under the heading "Holders of Common Stock," which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is set forth on pages 7 and 8 of the Proxy Statement under the heading "Compensation Interlocks and Insider Participation," which information is incorporated herein by reference.
                                   PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

(a) 1. and 2.  For a list of the financial statements filed herewith, see the index to consolidated financial statements following the signature pages of this report.

(a) 3. For a list of the exhibits filed herewith, see the index to exhibits following the financial statements filed with this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

(b)            Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended December 31, 1994.

                                 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILLAMETTE INDUSTRIES, INC.
                                             (Registrant)

                                        By/s/ J. A. PARSONS
Dated:  February 9, 1995                     (J. A. Parsons)
                                                  Executive Vice President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 9, 1995, by the following persons on behalf of the registrant in the capacities indicated.


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


/s/ C. W. KNODELL                Director
    (C.W. Knodell)
/s/ PAUL N. MCCRACKEN            Director
    (Paul N. McCracken)


/s/ STUART J. SHELK, JR.         Director
    (Stuart J. Shelk, Jr.)


/s/ ROBERT M. SMELICK            Director
    (Robert M. Smelick)


/s/ SAMUEL C. WHEELER            Director
    (Samuel C. Wheeler)


/s/ BENJAMIN R. WHITELEY         Director
    (Benjamin R. Whiteley)

Index to Consolidated Financial Statements

                                                                     Page No.

Independent Auditors' Report                                           19

Consolidated Balance Sheets as of December 31, 1994 and 1993           20

Consolidated Statements of Earnings for the Years ended
    December 31, 1994, 1993 and 1992                                   21

Consolidated Statements of Stockholders' Equity for the Years ended
    December 31, 1994, 1993 and 1992                                   22

Consolidated Statements of Cash Flows for the Years ended
    December 31, 1994, 1993 and 1992                                   23

Supplemental Business Segment Information                              24

Selected Quarterly Financial Data                                      25

Notes to Consolidated Financial Statements                             26

Independent Auditors' Report



The Board of Directors and Stockholders
Willamette Industries, Inc.:

    We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

    As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards #109, "Accounting for Income Taxes," in 1993.


                            KPMG PEAT MARWICK LLP


Portland, Oregon
February 9, 1995

          CONSOLIDATED BALANCE SHEETS
          December 31, 1994 and 1993
          (dollar amounts, except per share amounts, in thousands)


 Assets                                                        1994             1993
                                                          --------------   --------------
 Current assets:

   Cash                                                 $        12,798            9,543
   Notes and accounts receivable, less allowance
     for doubtful accounts of $5,278 (1993 - $4,466)            283,055          207,161
   Inventories (notes 1 and 2)                                  256,091          269,063
   Deposits on timber cutting contracts                          41,248           36,321
   Prepaid expenses                                              11,462           11,124
                                                          --------------   --------------
           Total current assets                                 604,654          533,212
                                                          --------------   --------------
 Timber, timberlands and related facilities, net (note 1)       509,075          483,308
 Property, plant and equipment, net (notes 1 and 8)           1,863,505        1,718,063
 Other assets                                                    56,164           69,970
                                                          --------------   --------------
                                                              3,033,398        2,804,553
                                                          ==============   ==============
  Liabilities and Stockholders' Equity
  Current liabilities:
   Current installments on long-term debt (note 4)      $        50,956            1,278
   Notes payable (note 4)                                       100,000           96,000
   Accounts payable, includes book                              173,549          139,572
     overdrafts of $48,589 (1993 - $43,905)
   Accrued payrolls and related expenses                         58,945           56,498
   Accrued interest                                              22,308           21,586
   Other accrued expenses                                        37,414           47,912
   Federal and state taxes on income (notes 1 and 3)             22,954           12,790
                                                          --------------   --------------
            Total current liabilities                           466,126          375,636
                                                          --------------   --------------
 Deferred income taxes (notes 1 and 3)                          231,717          198,295
 Other liabilities                                               31,893           31,042
 Long-term debt, net of current installments (note 4)           915,797          941,710
 Stockholders' equity (note 6):
   Preferred stock, cumulative, of $.50 par value.
     Authorized 5,000,000 shares                                      -                -
   Common stock of $.50 par value.  Authorized
     75,000,000 shares; issued 55,036,191
       shares (1993 - 54,897,648 shares)                         27,518           27,449
   Capital surplus                                              293,756          288,646
   Retained earnings                                          1,066,591          941,775
                                                          --------------   --------------
             Total stockholders' equity                       1,387,865        1,257,870
                                                          --------------   --------------
                                                        $     3,033,398        2,804,553
                                                          ==============   ==============

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF EARNINGS
  Years ended December 31, 1994, 1993 and 1992
  (dollar amounts, except per share amounts, in thousands)


                                                       1994         1993         1992
                                                    ----------   ----------   ----------
  Net sales                                       $ 3,007,949    2,622,237    2,372,396

  Cost of sales                                     2,456,437    2,191,448    2,007,703
                                                    ----------   ----------   ----------
     Gross profit                                     551,512      430,789      364,693

  Selling and administrative expenses                 184,699      174,413      167,094
                                                    ----------   ----------   ----------
     Operating earnings                               366,813      256,376      197,599

  Other income(expense), net                           (6,377)      (3,918)      (1,725)
                                                    ----------   ----------   ----------
                                                      360,436      252,458      195,874

  Interest expense, net                                71,513       63,290       66,422
                                                    ----------   ----------   ----------
     Earnings before taxes and accounting changes     288,923      189,168      129,452

  Provision for income taxes (notes 1 and 3)          111,300       78,500       47,900
                                                    ----------   ----------   ----------
     Earnings before accounting changes               177,623      110,668       81,552

  Accounting changes (notes 1 and 5)                        -       26,364            -
                                                    ----------   ----------   ----------
     Net Earnings                                 $   177,623      137,032       81,552
                                                     ========     ========     ========
  Per share information:
     Earnings before accounting changes           $      3.23         2.02         1.52

     Accounting changes                                     -         0.48            -
                                                    ----------   ----------   ----------
     Net earnings                                 $      3.23         2.50         1.52
                                                     ========     ========     ========

  Weighted average number of shares outstanding        55,019       54,810       53,788
                                                     ========     ========     ========


  Per share earnings are based upon the weighted average number of shares outstanding and have been adjusted for all stock splits.

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years ended December 31, 1994, 1993 and 1992
  (dollar amounts, except per share amounts, in thousands)

                                                        1994         1993         1992
                                                    ----------   ----------   ----------
  Common Stock:
    Balance at beginning of year                  $    27,449       27,385       12,741
       2-for-1 stock split                                  -            -       13,683
       Shares issued for options exercised                 69           64           86
       Shares issued in stock offering                      -            -          875
                                                    ----------   ----------   ----------
    Balance at end of year                        $    27,518       27,449       27,385
                                                    ==========   ==========   ==========
  Capital Surplus:
    Balance at beginning of year                  $   288,646      284,487      165,115
       2-for-1 stock split                                  -            -      (13,683)
       Shares issued for options exercised              5,110        4,159        6,875
       Shares issued in stock offering                      -            -      126,180
                                                    ----------   ----------   ----------
    Balance at end of year                        $   293,756      288,646      284,487
                                                    ==========   ==========   ==========
  Retained Earnings:
    Balance at beginning of year                  $   941,775      852,956      816,604
       Net earnings                                   177,623      137,032       81,552
       Less cash dividends on common stock
         ($.96, $.88, $.84 per share in
         1994, 1993 and 1992 respectively)            (52,807)     (48,213)     (45,200)
                                                    ----------   ----------   ----------
    Balance at end of year                        $ 1,066,591      941,775      852,956
                                                    ==========    =========    =========

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended December 31, 1994, 1993 and 1992
  (dollar amounts in thousands)


                                                            1994         1993         1992
                                                          ---------    ---------    ---------
  Cash flows from operating activities:
     Net earnings                                       $  177,623      137,032       81,552
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
          Net change in accounting standards                     -      (26,364)           -
          Depreciation                                     192,378      166,088      146,032
          Cost of fee timber harvested                      19,810       21,611       22,650
          Other amortization                                 5,064        6,503        5,102
          Increase in deferred income taxes                 33,422       32,810       11,697
     Changes in working capital items
     (net of acquisitions):
          Accounts receivable                              (75,894)     (24,365)      (7,413)
          Inventories                                       12,972      (20,367)      (8,929)
          Prepaid expenses and timber deposits              (5,265)      (7,018)      (4,959)
          Accounts payable and accrued expenses             26,648        8,444       11,019
          Federal and state taxes on income                 10,164        4,274        3,804
                                                          ---------    ---------    ---------
     Net cash provided by operating activities             396,922      298,648      260,555
                                                          ---------    ---------    ---------
  Cash flows from investing activities:
        Proceeds from sale of equipment                      2,415        6,988        7,002
        Expenditures for property, plant and equipment    (340,278)    (361,488)    (337,032)
        Expenditures for timber and timberlands, net       (45,676)     (18,295)     (23,649)
        Expenditures for roads and reforestation            (7,207)      (7,081)      (6,492)
        Acquisitions, net of cash acquired                    -            -         (89,292)
        Other                                               17,110      (10,719)       3,166
                                                          ---------    ---------    ---------
     Net cash used in investing activities                (373,636)    (390,595)    (446,297)
                                                          ---------    ---------    ---------
  Cash flows from financing activities:
        Debt borrowing                                      29,000      388,929      190,259
        Proceeds from sale of capital stock                  5,011        4,073      134,016
        Cash dividends paid                                (52,807)     (48,213)     (45,200)
        Payment on debt                                     (1,235)    (252,333)     (86,509)
                                                          ---------    ---------    ---------
     Net cash provided by financing activities             (20,031)      92,456      192,566
                                                          ---------    ---------    ---------
  Net change in cash                                         3,255          509        6,824
  Cash at beginning of year                                  9,543        9,034        2,210
                                                          ---------    ---------    ---------
  Cash at end of year                                   $   12,798        9,543        9,034
                                                           =======      =======      =======

  Supplemental disclosures of cash flow information:

      Cash paid during the year for:
        Interest (net of amount capitalized)            $   70,791       65,183       62,998
                                                           =======      =======      =======
        Income taxes                                    $   67,714       41,416       32,399
                                                           =======      =======      =======




  See accompanying notes to consolidated financial statements.

  SUPPLEMENTAL BUSINESS SEGMENT INFORMATION
  (dollar amounts in thousands)

                                                  1994   %        1993   %        1992   %        1991   %        1990   %
                                             --------------  --------------  --------------  --------------  --------------
  Sales to outside customers:
    Paper Group:
      Fabricated paper products........... $ 1,475,593  49   1,232,311  47   1,098,777  46     958,615  48     916,618  48
      Pulp and paper......................     410,365  14     360,014  14     381,529  16     392,910  19     377,729  20
                                             -------------   -------------   -------------   -------------   -------------
    Total Paper Group.....................   1,885,958  63   1,592,325  61   1,480,306  62   1,351,525  67   1,294,347  68
                                             -------------   -------------   -------------   -------------   -------------
    Building Materials Group:
      Lumber .............................     188,445   6     184,287   7     147,886   6     112,423   6      81,938   4
      Plywood ............................     441,397  15     425,387  16     397,332  17     296,550  15     288,428  15
      Particleboard and MDF ..............     292,153  10     234,123   9     186,973   8     148,749   7     156,665   8
      Other wood products.................     199,996   6     186,115   7     159,899   7      95,254   5      83,475   5
                                             -------------   -------------   -------------   -------------   -------------
    Total Building Materials Group........   1,121,991  37   1,029,912  39     892,090  38     652,976  33     610,506  32
                                             -------------   -------------   -------------   -------------   -------------
  Total net sales (1)..................... $ 3,007,949 100   2,622,237 100   2,372,396 100   2,004,501 100   1,904,853 100
                                             =============   =============   =============   =============   =============
  Intersegment sales at market value
    Building Materials Group.............. $    36,121          39,113          38,128          34,253          31,514
                                             =============   =============   =============   =============   ==============
  Contribution to earnings (2):
    Paper Group........................... $   124,856  34      53,655  21      95,970  49     119,719  83     196,405  82
    Building Materials Group..............     241,957  66     202,721  79     101,629  51      24,256  17      42,929  18
                                             -------------   -------------   -------------   -------------   -------------
      Contribution to earnings ...........     366,813 100     256,376 100     197,599 100     143,975 100     239,334 100
                                                       ===             ===             ===             ===             ===
  Other income(expense)...................      (6,377)         (3,918)         (1,725)         (7,103)           (764)
  Interest expense........................      71,513          63,290          66,422          63,263          29,899
                                             ---------       ---------       ---------       ---------       ---------
  Earnings before taxes and
    accounting changes.................... $   288,923         189,168         129,452          73,609         208,671
                                             =========       =========       =========       =========       =========
  Identifiable assets:
    Paper Group........................... $ 2,090,399       1,884,017       1,663,990       1,361,437       1,270,874
    Building Materials Group..............     357,276         362,184         346,882         354,322         263,342
    Timber, timberlands and related
     facilities...........................     509,075         483,308         448,721         443,075         357,373
    Corporate.............................      76,648          75,044          67,823          60,233          73,597
                                             ---------       ---------       ---------       ---------       ---------
                                           $ 3,033,398       2,804,553       2,527,416       2,219,067       1,965,186
                                             =========       =========       =========       =========       =========

  (1)  The Company has no foreign operations and is not dependent on any one significant customer or group of customers.  Approximately 97% of the Company's total output is sold domestically.

  (2)  "Contribution to earnings" is defined to be that amount of earnings generated before (a) unallocable income, such as interest; (b) interest expense; and (c) income taxes.

  See accompanying notes to consolidated financial statements.

  SELECTED QUARTERLY FINANCIAL DATA
  (Unaudited) (dollar amounts, except per share amounts, in thousands)

                                                 Earnings Before
                                                Accounting Changes         Net Earnings
                         Net        Gross     ---------------------     ------------------
        1994            Sales       Profit      Amount    Per Share     Amount   Per Share
- ------------------------------------------------------------------------------------------
1st Quarter........ $   679,701     114,964      32,885        0.60      32,885       0.60
2nd Quarter........     728,701     111,554      29,730        0.54      29,730       0.54
3rd Quarter........     780,827     132,925      37,720        0.68      37,720       0.68
4th Quarter........     818,720     192,069      77,288        1.41      77,288       1.41
- ------------------------------------------------------------------------------------------
Total.............. $ 3,007,949     551,512     177,623        3.23     177,623       3.23
==========================================================================================

                                                 Earnings Before
                                                Accounting Changes         Net Earnings
                         Net        Gross     ---------------------     ------------------
        1993            Sales       Profit      Amount    Per Share     Amount   Per Share
- ------------------------------------------------------------------------------------------

1st Quarter........ $   633,022     109,237      30,896        0.56      57,260       1.04
2nd Quarter........     654,064     103,622      26,571        0.49      26,571       0.49
3rd Quarter........     677,101     106,219      21,105        0.38      21,105       0.38
4th Quarter........     658,050     111,711      32,096        0.59      32,096       0.59
- ------------------------------------------------------------------------------------------
Total.............. $ 2,622,237     430,789     110,668        2.02     137,032       2.50
==========================================================================================

Notes to Consolidated Financial Statements
December 31, 1994, 1993 and 1992 (dollar amounts, except per share amounts, in thousands)

1. Summary of Significant Accounting Policies
   ------------------------------------------
     (a)  Principles of Consolidation
            The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

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

     (f)  Capitalized Interest
            Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1994, 1993 and 1992 was $9,294, $15,904 and $7,354 respectively and is netted against interest expense in the consolidated statement of earnings. Such capitalized interest will be amortized over the depreciable life of the related assets.

2. Inventories
   -----------
  The major components of inventories for the two years ended December 31, 1994 are as follows:
                                                   December 31,
                                              -----------------------
                                              1994             1993
                                            --------         --------
Finished product.......................     $ 72,229           78,197
Work in progress.......................        6,794            6,205
Raw material...........................      114,596          128,312
Supplies...............................       62,472           56,349
                                            --------          -------
                                            $256,091          269,063
                                             =======          =======
Valued at:
  LIFO cost............................     $167,481          185,424
  Average cost.........................       88,610           83,639

  If current cost rather than LIFO cost had been used by the Company, inven-tories would have been approximately $81,081 and $59,910 higher in 1994 and 1993 respectively.

3. Income Taxes

   The provision for income taxes includes the following:

                                          1994       1993       1992
                                        -------     ------     ------

Payable from taxable earnings..........$ 77,478     37,690     17,203
Payable (reduction) due to AMT.........     400      8,000     19,000
                                        -------     ------     ------
Currently payable......................  77,878     45,690     36,203
Deferred taxes due to temporary
   differences for:
      Accelerated depreciation.........  32,213     24,824     10,143
      Increase in Federal corporate
         tax rate by 1%................     -        5,864        -
      Other............................   1,209      2,122      1,554
                                        -------     ------     ------
         Total deferred................  33,422     32,810     11,697
                                        -------     ------     ------
         Total provision...............$111,300     78,500     47,900
                                        =======     ======     ======

Federal income taxes...................$ 95,000     67,000     40,400
State income taxes.....................  16,300     11,500      7,500
                                        -------     ------     ------
                                       $111,300     78,500     47,900
                                        =======     ======     ======

   The Company has no foreign pretax income. The Company's deferred income tax liability is mainly due to depreciation. Differences between the effective tax rate and the Federal statutory rate are shown in the following table as a percentage of pretax income:

                                                1994    1993    1992
                                                ----    ----    ----
Federal statutory rate.......................   35.0%   35.0%   34.0%
State income taxes, net of
  Federal tax effect.........................    3.7     4.0     3.8
Adjustment to deferred taxes due to increase
  in Federal corporate tax rate by 1%........      -     3.1       -
Other........................................    (.2)    (.6)    (.8)
                                                ----    ----    ----
                                                  38.5%   41.5%   37.0%
                                                ====    ====    ====

  The Company's consolidated Federal income tax returns for 1978 through 1989 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the Company has provided for all deficiencies that ultimately might be assessed.

  The Tax Reform Act of 1986 expanded the corporate alternative minimum tax
(AMT). Under this Act, the Company's tax liability is the greater of its regular tax or the AMT. To the extent the Company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. The Company expects to utilize future AMT credits as taxable income increases and current temporary differences reverse. At December 31, 1994, the Company had AMT credits of $51,400 which have been offset against deferred income taxes related to depreciation. No valuation allowance is required for these credits.

  In August 1993, the Federal corporate tax rate increased to 35% retroactive to January 1, 1993, impacting both the current year's provision for income taxes and the deferred tax liability. Accounting standards required that the cumulative impact of the increase in rate ($5,864 or $.11 per share) be charged to income in the third quarter of 1993 with a corresponding increase in the deferred tax liability.

4. Long-term Debt
   --------------
  Long-term debt consists of the following:

                                                    December 31,
                                              ----------------------
                                                1994          1993
                                              --------      --------
Notes payable to public:
  9.55%, due in 1995.......................   $100,000       100,000
  7.00%, due in 1998.......................    100,000       100,000
  9.625%, due in 2000......................    150,000       150,000
  7.75%, due in 2002.......................    100,000       100,000
  9.125%, due in 2003......................     50,000        50,000
  9.00%, due in 2021.......................    150,000       150,000

Medium-term notes, with interest
  rates ranging from 5.66% to 7.30%,
  due in varying amounts through 2013......    150,000       150,000

Bank term loan, with interest rates
  averaging 6.28% and 3.59%, due in 1996...    100,000        75,000

Revenue bonds, with interest
  rates averaging 5.39% and 4.86%,
  due in varying amounts
  through 2023.............................     62,067        62,704

Other long-term debt, with
  interest rates averaging
  8.20% and 6.28%, due in
  varying amounts through 2006..............     4,686         5,284
                                              --------      --------
                                               966,753       942,988
Less: Current installments..................    50,956         1,278
                                              --------      --------
                                              $915,797       941,710
                                              ========      ========

  Principal payment requirements on the above debt for the four years subse-quent to 1995 are: 1996, $103,543; 1997, $713; 1998, $152,733; 1999, $753.

  The Company has made arrangements to refinance $50,000 of the note due in 1995 on a long-term basis. The balance of this note will be repaid with internally generated cash flow or short-term borrowing.

  The Company utilized short-term borrowings with a number of banks at various times during 1994 and 1993 with $100,000 outstanding at December 31, 1994. Such borrowings were backed by a line of credit which carried fees at market rates. Other uncommitted lines of credit are available. Interest is based upon prevailing short-term rates in effect at the time of the transaction. Information on short-term debt during 1994 and 1993 is as follows:


                                                  1994         1993
                                                --------     --------

Average daily short-term debt outstanding...    $124,767       68,947
Weighted average interest rate..............        4.51%        3.29%



  The fair value of the Corporation's long-term debt is not materially different than the amount shown on the face of the balance sheet at December 31, 1994. The Company does not have any derivative financial instruments.

5. Pension and Retirement Plans
   ----------------------------

  The Company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees.

DEFINED BENEFIT PLANS

  Substantially all other employees of the Company are covered by noncontributory defined benefit plans. Under the salaried plan, retirement benefits are based on both years of service and the highest five consecutive years of compensation prior to retirement. Plans covering hourly employees provide benefits of stated amounts for each year of service. Total pension expense in 1994, 1993 and 1992 for all such plans was $9,580, $6,429 and $6,227 respectively.

  The Company makes annual contributions to the plans that are between the minimum amounts required by the Employee Retirement Income Security Act and the maximum amounts deductible under current tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

  The net periodic pension cost for 1994, 1993 and 1992 included the following components:
                                               1994     1993     1992
                                               ----     ----     ----

Service cost of benefits earned
  during the period ...................      $11,061    9,158    8,201
Interest cost on projected
  benefit contribution ................       16,843   16,026   14,689
Actual return on assets ...............       (2,071) (31,748) (23,611)
Net amortization and deferral .........      (21,470)   9,066    3,139
                                              ------   ------   ------
Net periodic pension cost .............      $ 4,363    2,502    2,418
                                              ======   ======   ======

   The following table sets forth the plans' funded status and amount recognized in the Company's consolidated financial statements at December 31, 1994 and 1993:
                                          December 31
                   ---------------------------------------------------------
                              1994                          1993
                   ---------------------------   ---------------------------
                   Assets Exceed  Accumulated    Assets Exceed  Accumulated
                    Accumulated     Benefits      Accumulated     Benefits
                     Benefits    Exceed Assets     Benefits    Exceed Assets
                   ------------- -------------   ------------- -------------
Actuarial present
  value of benefit
  obligations:
Vested benefit
  obligation        $(169,342)     ( 28,431)     (177,147)      (26,983)
                      =======       =======       =======        ======
Accumulated
  benefit
  obligation        $(171,538)     ( 28,725)     (179,376)      (27,787)
                      =======       =======       =======        ======
                                             (table continued on next page)

Projected
  benefit
  obligation        $(203,695)      (30,328)     (217,459)      (27,787)
Plan assets
  at fair value       252,327        22,557       262,097        20,737
                      -------       -------       -------        ------
Plan assets
  greater (less)
  than projected
  benefit
  obligation           48,632        (7,771)       44,638        (7,050)
Unrecognized
  net (gain) loss     (43,071)          129       (36,432)        1,077
Prior service
  cost not yet
  recognized in
  net periodic
  pension cost          6,050         3,321         6,088         1,465

Unrecognized
  obligation,
  net of
  amortization         (6,169)           71       (7,718)         (306)
                      -------       -------       -------        ------
Prepaid pension
  cost(pension
  liability)
  recognized         $  5,442        (4,250)        6,576        (4,814)
                      =======       =======       =======        ======

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8% and 5.5% in 1994 and 7% and 5% in 1993. The expected long-term rate of return on assets was 9%. Substantially all plan assets are invested in stocks, bonds and cash equivalents.

CONTRIBUTORY PLANS

  The Company covers all salaried employees and some hourly employees under stock purchase plans. The salaried stock purchase plan allows employees to contribute up to 7% of their salary (which the Company matches up to 6%). Total stock purchase plan expense was $8,925, $8,417 and $7,268 in 1994, 1993 and 1992 respectively.

POSTRETIREMENT BENEFIT PLANS

  Effective January 1, 1993, the Company adopted the provisions of SFAS #106 "Employers Accounting for Postretirement Benefits Other Than Pensions" which resulted in a change in accounting for such benefits from the "pay-as-you-go" basis to the accrual basis.

  The Company has a contributory postretirement health plan primarily covering its salaried employees. Employees become eligible for these benefits if they meet minimum age and service requirements. The accumulated postretirement benefit obligation (APBO) as of January 1, 1993 was $21,995 and was recorded as a charge, net of tax, against income on a cumulative basis in the amount of $13,600 or $.25 per share. The APBO as of December 31, 1994 and 1993 was:

                                                      1994         1993
                                                    -------      -------
Retirees.......................................     $10,718      $11,870
Other fully eligible participants..............       4,339        4,627
Other active participants......................       9,896        9,913
                                                    -------      -------
                                                     24,953       26,410
Unrecognized loss..............................        (688)      (2,925)
                                                    -------      -------
APBO recognized in balance sheet...............     $24,265      $23,485
                                                    =======      =======

  Weighted average discount rates of 8% and 7% were used in determining the APBO at December 31, 1994 and 1993 respectively.

  The components of net periodic postretirement expenses are as follows:

                                                       1994        1993
                                                     -------      ------
Service cost benefits earned in period..........     $   826     $   675
Interest cost on accumulated benefit obligation.       1,811       1,725
Amortization of (gain) loss from earlier periods          60           -
                                                     -------      ------
Net expense.....................................     $ 2,697     $ 2,400
                                                     =======      ======

  Weighted average discount rates of 7% and 8% were used to determine the interest cost component of the 1994 and 1993 net periodic expense.

  For the year 1994, a 10.5% increase in the medical cost trend rate was assumed. This rate decreases incrementally to an annual rate of 5% after 11 years. A 1% increase in the medical trend rate would increase the APBO by $3,000 and increase the net periodic postretirement expense by $330.

6. Stockholders' Equity
   --------------------
   The Company has a Stock Option and Stock Appreciation Rights Plan (the
Plan). The Plan provides that options be granted at exercise prices not less than market value on the date the option is granted. Options granted generally become exercisable after one year in 33-1/3% increments per year and expire ten years from the date of grant. The Company has reserved 3,000,000 shares for distribution under the Plan. A summary of stock option activity related to the Plan is as follows:
                                                       Option Price
                                        Shares          Per Share
                                       ---------       ------------

Outstanding December 31, 1991          1,172,020       16.75-28.875
   Granted                               182,400             38.875
   Exercised                             323,990       16.75-28.875
   Canceled or surrendered                23,858       16.75-28.875
                                       ---------       ------------

Outstanding December 31, 1992          1,006,572       16.75-38.875
   Granted                               259,150             39.25
   Exercised                             137,459       16.75-38.875
   Canceled or surrendered                 1,460       38.875-39.25
                                       ---------       ------------

Outstanding December 31, 1993          1,126,803       16.75-39.25
   Granted                               259,420             45.375
   Exercised                             143,045       16.75-39.25
   Canceled or surrendered                10,367       16.75-45.375
                                       ---------       ------------

Outstanding December 31, 1994          1,232,811      $16.75-45.375
                                       =========       ============

Shares exercisable                       776,305      $16.75-45.375
                                       =========       ============

   In addition, stock appreciation rights (SARs) which have been awarded and are outstanding to officers of the Company amount to 88,790 shares, of these 4,110 with a basis of $16.75; 2,410 with a basis of $28.875; 10,400 with a basis of $24.25; 31,250 with a basis of $23.25 and 40,620 with a basis of $26.25 were available for exercise at December 31, 1994. On exercise of the SAR, the holder receives in cash an amount equal to the difference between the market price of the common stock at the date the SAR is exercised and the basis of the SAR.

  Under the Plan, a committee of the Board of Directors of the Company is authorized to issue up to 500,000 restricted shares of common stock to eligible employees. These shares are subject to certain transfer restrictions, including the passage of time, and vesting may be dependent upon continued employment, the attainment of performance goals, or both. The Company has awarded 36,425 restricted shares of common stock to certain officers at no cost. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1994, 17,551 restricted shares have not yet vested and 18,874 have been either issued or cancelled. Unearned compensation, representing the fair market value of the shares at the date of issuance, is charged to income over the vesting period.

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

7. Business Segments
   -----------------
   The Company operates in two principal business segments: Paper Products and Building Materials. Timber, timberlands and related facilities have not been allocated to the two segments because they are managed to supply raw materials to both segments. Information with respect to the sales, operating income and identifiable assets of these segments is included in the five-year comparison on page 24. Information with respect to depreciation, cost of fee timber harvested, amortization and capital expenditures for the years ended December 31, 1994, 1993 and 1992 is shown below:

                                              Depreciation,
                                      Cost of Fee Timber Harvested
                                            and Amortization
                                      ----------------------------
                                         1994     1993     1992
                                         ----     ----     ----

Paper Products.............            $152,983  129,069  111,661
Building Materials.........              44,459   43,522   39,473
Timber, timberlands and
   related facilities......              19,810   21,611   22,650
                                        -------  -------  -------
                                       $217,252  194,202  173,784
                                        =======  =======  =======

                                           Capital Expenditures
                                       --------------------------
                                          1994     1993     1992
                                          ----     ----     ----
Paper Products.............            $298,931  323,952  300,505
Building Materials.........              41,347   37,536   36,527
Timber, timberlands and
   related facilities......              52,883   25,376   30,141
                                        -------  -------  -------
                                       $393,161  386,864  367,173
                                        =======  =======  =======

8. Property, Plant and Equipment
   -----------------------------
   Property, plant and equipment accounts are summarized as follows:

                             Principal
                             range of             December 31
                            useful lives        1994        1993
                            ------------      --------    --------
Land........................        -        $  28,933      26,593
Building materials
   manufacturing facilities.    10 - 25        518,295     494,833
Paper products
   manufacturing and
   converting facilities....    10 - 30      2,383,177   1,977,473
Furniture and fixtures......     3 - 10         58,930      47,482
Leasehold improvements......  life of lease      6,195       6,036
Construction in progress....                   169,857     287,506
                                             ---------   ---------
                                             3,165,387   2,839,923
Accumulated depreciation....                 1,301,882   1,121,860
                                             ---------   ---------
                                            $1,863,505   1,718,063
                                             =========   =========

9. Contingencies
   -------------
   There are various lawsuits, claims and environmental matters pending against the Company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined will not have a material adverse effect on the Company's financial condition or operations.

10. Acquisition of Corrugated Facilities
    ------------------------------------
   On June 30, 1992, the Company acquired eleven corrugated facilities from Boise Cascade Corporation for cash including inventories and certain other assets and liabilities. The acquisition was accounted for as a purchase.

   Supplemental information concerning the acquisition follows:


Cash purchase price....................         $ 89,292
                                                 =======
Purchase was allocated to:
   Non-cash working capital............         $ 10,578
   Plant and equipment.................           78,714
                                                 -------
                                                $ 89,292
                                                 =======

                              INDEX TO EXHIBITS


EXHIBIT
- -------
2.      Not applicable.

3A. Third Restated Articles of Incorporation of the registrant. Incorporated by reference from Exhibit 3A of the registrant's annual report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K").

3B. Bylaws of the registrant as amended through November 11, 1993. Incorporated by reference from Exhibit 3B of the 1993 Form 10-K.

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

4B1. Form of Medium-Term Note (fixed rate) for the Medium-Term Notes, Series A. Incorporated by reference from Exhibit 4D to the 1993 Form S-3. [2]

4B2.    Terms of the Medium-Term Notes, Series A, due 1998-2013.
        Incorporated by reference from Exhibit 4B2 to the 1993 Form 10-K.
        [1]

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

10D. Willamette Industries Inc. Severance Agreement with Key Management Group. Incorporated by reference from Exhibit 10 of the 1991
        Form 10-K.*  [13]

10E. Willamette Industries 1993 Deferred Compensation Plan. Incorporated by reference from Exhibit 10E to the 1993 Form 10-K.* [16]

10F.    Willamette Industries 1995 Long-Term Incentive Compensation Plan.*
        [12]

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

22.     Not applicable.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 9, 1995, in the registrant's registration statements on Forms S-3 and S-8. [1]

24.     Not applicable.

27.     Financial Data Schedule.  [1]

28.-99. Not applicable.

        The registrant will furnish a copy of any exhibit to this annual report on Form 10-K to any security holder for a fee of $0.30 per page to cover the registrant's expenses in furnishing the copy. The number of pages of each exhibit is indicated in brackets at the end of each exhibit description.

- ---------------------

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