Form 10-Q
period 1995-03-31
WILLAMETTE INDUSTRIES INC
filed 1995-05-09
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         March 31, 1995

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

                                         Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,060,773, May 1, 1995.

 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                      FORM 10-Q
  CONSOLIDATED BALANCE SHEETS                                                          PART I
  (dollar amounts, except per share amounts, in thousands)                             ITEM 1


                                                                     March 31,    December 31,
                     ASSETS                                           1995            1994
                     ------                                     --------------    ------------
  Current assets:
    Cash                                                        $      11,932          12,798
    Receivables, net of allowance
      for doubtful accounts of $5,309 and $5,278                      331,122         283,055
    Inventories (Note 2)                                              274,356         256,091
    Prepaid expenses and deposits on timber cutting contracts          55,244          52,710
                                                                  ------------    ------------
        Total current assets                                          672,654         604,654


  Timber, timberlands and related facilities, net                     510,906         509,075

  Property, plant and equipment, at cost less
    accumulated depreciation of $1,350,626 and $1,301,882           1,896,463       1,863,505

  Other assets                                                         56,468          56,164
                                                                  ------------    ------------
        Total assets                                            $   3,136,491       3,033,398
                                                                  ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
  Current liabilities:
    Current portion of long-term debt                           $     101,848          50,956
    Notes payable                                                      39,000         100,000
    Accounts payable, including book overdrafts
      of $53,901 and $48,589                                          176,960         173,549
    Accrued expenses                                                  136,981         118,667
    Accrued income taxes                                               53,759          22,954
                                                                  ------------    ------------
        Total current liabilities                                     508,548         466,126

  Deferred income taxes                                               255,908         231,717

  Other liabilities                                                    33,405          31,893

  Long-term debt                                                      865,858         915,797


  Stockholders' equity:
    Common stock, $.50 par value (55,052,827 and
      55,036,191 shares outstanding)                                   27,526          27,518
    Capital surplus                                                   294,429         293,756
    Retained earnings                                               1,150,817       1,066,591
                                                                  ------------    ------------
        Total stockholders' equity                                  1,472,772       1,387,865
                                                                  ------------    ------------
        Total liabilities & stockholders' equity                $   3,136,491       3,033,398
                                                                  ============    ============

  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                    FORM 10-Q
  CONSOLIDATED STATEMENTS OF CASH FLOWS                                              PART I
  (dollar amounts in thousands)                                                      ITEM 1

                                                                      Three Months Ended
                                                                            March 31,
                                                                       ---------------------
                                                                         1995       1994
                                                                      ---------   ---------
  Cash flows from operating activities:
    Net earnings                                                    $    99,083      32,885
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                     51,653      44,534
        Cost of fee timber harvested                                      5,528       5,404
        Other amortization                                                1,239         873
        Increase in deferred income taxes                                24,191       5,147

    Changes in working capital items:
        Accounts receivable                                             (48,067)    (30,379)
        Inventories                                                     (18,265)    (15,730)
        Prepaid expenses and deposits on timber cutting contracts        (2,534)      1,142
        Accounts payable and accrued expenses                            21,725       6,315
        Accrued income taxes                                             30,805      12,736
                                                                      ---------   ---------
    Net cash provided by operating activities                           165,358      62,927
                                                                      ---------   ---------
  Cash flows from investing activities:
        Proceeds from sale of equipment                                     296         919
        Expenditures for property, plant and equipment                  (84,918)    (68,316)
        Expenditures for timber and timberlands, net                     (6,487)     (9,123)
        Expenditures for roads and reforestation                         (1,833)     (1,850)
        Other                                                               984       4,206
                                                                      ---------   ---------
    Net cash used in investing activities                               (91,958)    (74,164)
                                                                      ---------   ---------
  Cash flows from financing activities:
        Debt borrowings                                                   1,165      12,000
        Proceeds from sale of capital stock                                 638       4,709
        Cash dividends                                                  (14,857)    (13,199)
        Payment on debt                                                 (61,212)       (248)
                                                                      ---------   ---------
    Net cash provided by financing activities                           (74,266)      3,262
                                                                      ---------   ---------

  Net change in cash                                                       (866)     (7,975)
  Cash at beginning of period                                            12,798       9,543
                                                                      ---------   ---------
  Cash at end of period                                             $    11,932       1,568
                                                                      =========   =========

  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest (net of amount capitalized)                          $    19,293      15,404
                                                                      =========   =========

      Income taxes                                                  $     7,032       1,106
                                                                      =========   =========
                                                4

  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                    FORM 10-Q
  CONSOLIDATED STATEMENTS OF CASH FLOWS                                              PART I
  (dollar amounts in thousands)                                                      ITEM 1


                                                                      Three Months Ended
                                                                            March 31,
                                                                       ---------------------
                                                                         1995       1994
                                                                      ---------   ---------
  Cash flows from operating activities:
    Net earnings                                                    $    99,083      32,885
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                     51,653      44,534
        Cost of fee timber harvested                                      5,528       5,404
        Other amortization                                                1,239         873
        Increase in deferred income taxes                                24,191       5,147

    Changes in working capital items:
        Accounts receivable                                             (48,067)    (30,379)
        Inventories                                                     (18,265)    (15,730)
        Prepaid expenses and deposits on timber cutting contracts        (2,534)      1,142
        Accounts payable and accrued expenses                            21,725       6,315
        Accrued income taxes                                             30,805      12,736
                                                                      ---------   ---------
    Net cash provided by operating activities                           165,358      62,927
                                                                      ---------   ---------
  Cash flows from investing activities:
        Proceeds from sale of equipment                                     296         919
        Expenditures for property, plant and equipment                  (84,918)    (68,316)
        Expenditures for timber and timberlands, net                     (6,487)     (9,123)
        Expenditures for roads and reforestation                         (1,833)     (1,850)
        Other                                                               984       4,206
                                                                      ---------   ---------
    Net cash used in investing activities                               (91,958)    (74,164)
                                                                      ---------   ---------
  Cash flows from financing activities:
        Debt borrowings                                                   1,165      12,000
        Proceeds from sale of capital stock                                 638       4,709
        Cash dividends                                                  (14,857)    (13,199)
        Payment on debt                                                 (61,212)       (248)
                                                                      ---------   ---------
    Net cash provided by financing activities                           (74,266)      3,262
                                                                      ---------   ---------

  Net change in cash                                                       (866)     (7,975)
  Cash at beginning of period                                            12,798       9,543
                                                                      ---------   ---------
  Cash at end of period                                             $    11,932       1,568
                                                                      =========   =========

  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest (net of amount capitalized)                          $    19,293      15,404
                                                                      =========   =========

      Income taxes                                                  $     7,032       1,106
                                                                      =========   =========

                                                                     FORM 10-Q
                                                                        PART I


                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1995


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):

                                         March 31,     December 31,
                                           1995            1994
                                         ---------     ------------
           Finished product              $ 85,184         72,229
           Work in process                  6,907          6,794
           Raw material                   118,164        114,596
           Supplies                        64,101         62,472

                                         $274,356        256,091

           Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 2


                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                                March 31, 1995


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

                             RESULTS OF OPERATIONS
                     1st Quarter 1995 vs. 1st Quarter 1994
Net sales increased 32.5% in the first quarter of 1995 compared with the first quarter of 1994. Paper product sales increased 51.9%. Sales price realizations increased significantly as white and brown paper are in extremely tight supply with limited amounts of capacity expected to come on line in the near future. In the Company's unbleached paper product lines, selling prices were considerably higher than those from the first quarter of 1994. Selling prices for grocery sacks and corrugated containers, the Company's major unbleached converted paper products, increased 75.9% and 35.2% respectively over levels from the first quarter of 1994. Selling prices were also significantly higher for bleached papers in the first quarter of 1995 compared with the first quarter of 1994. Prices for bleached hardwood market pulp increased 116.4% while prices for continuous stock computer forms and cut sheet copy paper, the Company's two major converted bleached paper products, were up 38.7% and 28.4% respectively from levels for the first quarter of 1994. Except for grocery sacks, sales volumes were above levels from the same period a year ago as several of the Company's capital expansion projects came on line since the first quarter of 1994. Building materials sales increased 3.0% compared with the first quarter of 1994 as average sales price realizations increased substantially in all building materials product lines except lumber. Lumber prices decreased 10.2% primarily due to curtailed building activity and increased availability of both Canadian lumber and substitute engineered wood products. Building activity was down mainly due to the rapid increases in interest rates late in 1994 that began to take their toll during the first quarter of 1995. Demand continued to be strong, relative to the first quarter of 1994, for particleboard and medium density fiberboard (MDF); although, it too is beginning to be affected by the downturn in building activity. As a result, average price realizations for particleboard and MDF have increased 16.1% and 14.5% respectively compared with the first quarter of 1994. Unit sales volumes exceeded the previous year levels for lumber and MDF products. However, plywood and particleboard unit sales volumes were below previous year levels mainly due to the closure of the Sweet Home, Oregon plywood plant in October of 1994 and to downtime taken at the Bend, Oregon particleboard plant to complete a capital expansion project.

Gross profit margins increased significantly to 25.5% in the first quarter of 1995 from 16.9% in the first quarter of 1994. Paper product gross margins increased to 26.6% from 10.8% in the first quarter of 1994 as both average sales prices and sales volumes continued to improve. The results of this group were also favorably affected by the successful start-up of the Company's #2 unbleached linerboard machine at the Campti, Louisiana mill. Offsetting some of the favorable sales related gross margin improvement was the continuing escalation of old corrugated container (OCC) prices. OCC prices in the first quarter of 1995 increased nearly 275% compared with the same period in 1994. Building materials gross profit margins declined to 23.2% compared with 26.2% in the first quarter of 1994. The decrease in building materials margins is mainly due to decreases in average sales price realizations for lumber coupled with increasing log, glue and resin costs. Log costs in the Southern and Atlantic regions of the U.S. increased primarily due to supply, demand and weather factors. Glue and resin costs, raw materials used in the manufacture of plywood and composite board products, have increased significantly in the first quarter of 1995 compared with the first quarter of 1994.

Selling and administrative expenses declined to 5.5% of net sales in the first quarter of 1995 compared with 6.7% for the same period in 1994. The decline was primarily due to additional sales volumes as selling and administrative expenses increased 8.7% between the two periods.

Interest expense was $19.2 million in the first quarter of 1995 compared with $15.9 million in the first quarter of 1994. Interest expense increased primarily due to rising interest rates and lower capitalized interest. The Company's effective interest rate on average outstanding debt increased from 7.28% for the first quarter of 1994 to 7.99% for the same period in 1995. Capitalized interest declined to $1.5 million in the first quarter of 1995 compared with $3.3 million in the same period of 1994.
                   FINANCIAL CONDITION AS OF MARCH 31, 1995

During the first quarter of 1995, the Company had capital expenditures of $93.2 million that were funded by internally generated cash flows. Cash flows from operating activities have increased $102.4 million or 162.8% in the first quarter of 1995 from the comparable period in 1994 mainly due to increased operating earnings and higher non-cash charges against earnings. In addition to completely funding capital expenditures for the first quarter of 1995, higher operating cash flows have allowed the Company to reduce its net debt outstanding by $60.0 million.

The total debt-to-capital ratio has decreased to 40.6% at March 31, 1995 from 43.5% at December 31, 1994. Net working capital increased to $164.1 million at March 31, 1995 from $138.5 million at December 31, 1994.

The Company believes it has the resources available to meet its liquidity requirements. Resources include internally generated funds, short-term borrowing agreements, revolving credit lines and term loans which could be arranged with several banks as the Company has done in the past. In early May of 1995, the Company received $50 million under an agreement arranged with a bank at market interest rates. The proceeds were used for the Kingsport, Tennessee mill acquisition from The Mead Corporation and for the reduction of short-term borrowing. In addition, in April 1994, the Company registered, under the Securities Act of 1933, senior debt securities totaling $200 million. As of the date of this filing, none of the debt securities have been issued.

On April 27, 1995, the Board of Directors of the Company voted to pay a quarterly cash dividend of $.27 per share in the second quarter of 1995; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition.

                                                                     FORM 10-Q
                                                                       PART II
                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held April 27, 1995.

The following directors were elected at the annual meeting for terms of office expiring in 1998 by the vote indicated below:

                                                 Abstentions and
                            For      Withheld    Broker Non-votes
                        ----------   --------    ----------------
C. M. Bishop, Jr.       48,710,823    125,332            0
Robert M. Smelick       48,725,676    110,479            0
Benjamin R. Whiteley    48,725,943    110,212            0

The following individuals continue to serve as directors:

                                         Expiration
                                          Of Term
                                         ----------
           E. B. Hart                       1996
           C. W. Knodell                    1996
           William Swindells                1996
           Gerard K. Drummond               1997
           Paul N. McCracken                1997
           Stuart J. Shelk, Jr.             1997
           Samuel C. Wheeler                1997

The amendment to the Company's 1986 stock option and stock appreciation rights plan was approved at the annual meeting by the following vote: 44,203,634 for; 4,124,999 against and 507,522 abstentions and broker non-votes.

The Company's 1995 long-term incentive compensation plan was approved at the annual meeting by the following vote: 44,261,231 for; 4,095,472 against and 479,452 abstentions and broker non-votes.

The appointment of KPMG Peat Marwick LLP, independent certified public accountants, to audit the financial statements of the Company for the year 1995 was approved at the annual meeting by the following vote: 48,704,144 for; 44,284 against and 87,727 abstentions and broker non-votes.

Item 5.  Other Information

On March 15, 1995, the Company entered into an agreement to acquire a fine paper mill located in Kingsport, Tennessee from The Mead Corporation. This acquisition was completed May 2, 1995.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    Exhibit No.    Exhibit
                    ----------     -------
                       10B         Willamette Industries, Inc.
                                   1986 Stock Option and Stock
                                   Appreciation Rights Plan, as
                                   amended.*

                       12          Computation of
                                   Ratio of Earnings
                                   to Fixed Charges.

                       27          Financial Data Schedule.

               (b)   Reports on Form 8-K
                        None



*  Management contract or compensatory plan or arrangement.

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

Date:  May 8, 1995