Form 10-Q/A
period 1995-03-31
WILLAMETTE INDUSTRIES INC
filed 1995-05-19
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q/A
                            Amendment No.1
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                  ============    ============

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                     FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                 PART I
(dollar amounts, except per share amounts, in thousands)            ITEM 1


                                                        Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                        1995        1994
                                                      --------    --------

Net sales                                          $   900,638     679,701

Cost of sales                                          670,809     564,737
                                                       -------     -------
  Gross profit                                         229,829     114,964

Selling and administrative expenses                     49,402      45,431
                                                       -------     -------

  Operating earnings                                   180,427      69,533

Other income (expense), net                               (115)       (150)
                                                       -------     -------
                                                       180,312      69,383

Interest expense, net                                   19,201      15,912
                                                       -------     -------
  Earnings before taxes                                161,111      53,471

Provision for income taxes                              62,028      20,586
                                                       -------     -------
  Net earnings                                    $     99,083      32,885
                                                       =======     =======

Weighted average number of shares outstanding       55,042,806  54,984,014
                                                    ==========  ==========

Per share information:
  Net earnings                                    $       1.80        0.60
                                                         =====       =====

  Dividends                                       $       0.27        0.24
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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE INDUSTRIES, INC.



                                   By   /s/J. A. Parsons
                                   J. A. Parsons
                                   Executive Vice President
                                   Principal Financial Officer

Date:  May 19, 1995