Form 10-Q
period 1995-06-30
WILLAMETTE INDUSTRIES INC
filed 1995-08-07
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         June 30, 1995
                         -------------

                  Commission File Number 0-3730
                                         ------


                   Willamette Industries, Inc.
------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)



        State of Oregon                        93-0312940
------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)



    3800 First Interstate Tower, Portland, Oregon       97201
------------------------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)



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

                                         Yes  x         No
                                              ----           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,174,322, August 3, 1995.
                                  ---------------------------


WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollar amounts, except per share amounts, in thousands)


                                                                  June 30,    December 31,
                           ASSETS                                  1995           1994
                           ------                                ---------     ----------
Current assets:
  Cash                                                       $      15,705         12,798
  Receivables, net of allowance
    for doubtful accounts of $4,976 and $5,278                     372,569        283,055
  Inventories (Note 2)                                             334,139        256,091
  Prepaid expenses and deposits on timber cutting contracts         58,329         52,710
                                                                 ---------     ----------
      Total current assets                                         780,742        604,654


Timber, timberlands and related facilities, net                    513,048        509,075

Property, plant and equipment, at cost less
  accumulated depreciation of $1,396,871 and $1,301,882          1,962,234      1,863,505

Other assets                                                        62,855         56,164
                                                                 ---------     ----------
      Total assets                                           $   3,318,879      3,033,398
                                                                 =========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Current portion of long-term debt                          $       1,783         50,956
  Notes payable                                                    113,000        100,000
  Accounts payable, including book overdrafts
    of $67,819 and $48,589                                         194,114        173,549
  Accrued expenses                                                 146,963        118,667
  Accrued income taxes                                              26,884         22,954
                                                                 ---------     ----------
      Total current liabilities                                    482,744        466,126

Deferred income taxes                                              284,385        231,717

Other liabilities                                                   33,772         31,893

Long-term debt                                                     924,353        915,797

Stockholders' equity:
  Common stock, $.50 par value. Authorized 75,000,000
    shares; issued 55,087,721 and 55,036,191 shares.                27,544         27,518
  Capital surplus                                                  295,780        293,756
  Retained earnings                                              1,270,301      1,066,591
                                                                 ---------     ----------
      Total stockholders' equity                                 1,593,625      1,387,865
                                                                 ---------     ----------
      Total liabilities & stockholders' equity               $   3,318,879      3,033,398
                                                                 =========     ==========



WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                 FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                             PART I
(dollar amounts, except per share amounts, in thousands)                        ITEM 1




                                        Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                      ----------------------    ----------------------
                                         1995         1994         1995         1994
                                      ---------    ---------    ---------    ---------
Net sales                          $  1,003,547      728,701    1,904,185    1,408,402

Cost of sales                           714,558      617,147    1,385,367    1,181,884
                                     ----------   ----------   ----------   ----------
  Gross profit                          288,989      111,554      518,818      226,518

Selling and administrative expenses      52,079       44,755      101,481       90,186
                                     ----------   ----------   ----------   ----------
  Operating earnings                    236,910       66,799      417,337      136,332

Other income (expense), net                 504         (404)         389         (554)
                                     ----------   ----------   ----------   ----------
                                        237,414       66,395      417,726      135,778

Interest expense, net                    18,964       18,053       38,165       33,965
                                     ----------   ----------   ----------   ----------
  Earnings before taxes                 218,450       48,342      379,561      101,813

Provision for income taxes               84,103       18,612      146,131       39,198
                                     ----------   ----------   ----------   ----------
  Net earnings                     $    134,347       29,730      233,430       62,615
                                     ==========   ==========   ==========   ==========

Weighted average number of
  shares outstanding                 55,066,119   55,026,874   55,054,527   55,005,562
                                     ==========   ==========   ==========   ==========

Per share information:
  Net earnings                     $       2.44         0.54         4.24         1.14
                                     ==========   ==========   ==========   ==========


  Dividends                        $       0.27         0.24         0.54         0.48
                                     ==========   ==========   ==========   ==========



WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)                                                    ITEM 1

                                                                    Six Months Ended
                                                                         June 30,
                                                                -------------------------
                                                                   1995            1994
                                                                ---------       ---------
Cash flows from operating activities:
  Net earnings                                              $     233,430         62,615
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                                105,243         92,683
      Cost of fee timber harvested                                 11,674         10,493
      Other amortization                                            3,099          2,437
      Increase in deferred income taxes                            52,668          9,800

  Changes in working capital items:
      Accounts receivable                                         (89,514)       (61,176)
      Inventories                                                 (78,048)        (7,282)
      Prepaid expenses and deposits on timber
         cutting contracts                                         (5,619)        (2,284)
      Accounts payable and accrued expenses                        48,861          9,165
      Accrued income taxes                                          3,930         (6,281)
                                                                ---------       --------
  Net cash provided by operating activities                       285,724        110,170
                                                                ---------       --------

Cash flows from investing activities:
      Proceeds from sale of equipment                                 465          1,869
      Expenditures for property, plant and equipment             (204,457)      (152,346)
      Expenditures for timber and timberlands, net                (14,805)        (9,896)
      Expenditures for roads and reforestation                     (3,395)        (3,220)
      Other                                                        (5,245)           772
                                                                ---------       --------
  Net cash used in investing activities                          (227,437)      (162,821)
                                                                ---------       --------
Cash flows from financing activities:
      Debt borrowing                                               72,865         69,000
      Proceeds from sale of capital stock                           1,957          4,710
      Cash dividends                                              (29,720)       (26,400)
      Payment on debt                                            (100,482)          (576)
                                                                ---------       --------
  Net cash provided by financing activities                       (55,380)        46,734
                                                                ---------       --------
Net change in cash                                                  2,907         (5,917)
Cash at beginning of period                                        12,798          9,543
                                                                ---------       --------
Cash at end of period                                       $      15,705          3,626
                                                                =========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                    $      39,277         33,744
                                                                =========       ========
    Income taxes                                            $      89,533         34,068
                                                                =========       ========

                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):

                                                 June 30,     December 31,
                                                   1995           1994
                                                --------      ---------
          Finished product                    $   93,459         72,229
          Work in process                          6,389          6,794
          Raw material                           161,301        114,596
          Supplies                                72,990         62,472
                                                --------      ---------

                                                $334,139        256,091
                                                ========       =========


    Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation
    S-X.

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 2


                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                                 June 30, 1995


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

RESULTS OF OPERATIONS
---------------------
2nd Quarter 1995 vs. 2nd Quarter 1994
                     -------------------------------------
Net sales increased 37.7% in the second quarter of 1995 compared with the second quarter of 1994. Paper product sales increased 60.8%. Sales price realizations increased significantly in all paper product lines. In the Company's bleached paper product lines, selling prices for bleached hardwood market pulp increased 108.8% while prices for continuous stock computer forms and cut sheet copy paper, the Company's two major converted bleached paper products, were up 66.1% and 63.3% respectively from levels for the second quarter of 1994. Selling prices in the Company's unbleached paper product lines were also significantly higher as paper bags and corrugated containers, the Company's major unbleached converted paper products, increased 63.7% and 38.8% respectively over levels from the second quarter of 1994. Unit sales volumes exceeded levels from the same period a year ago by at least 10.6% in all the bleached paper product lines. However, unit sales volumes decreased by 7.5% and 2.5% respectively in the Company's paper bag and corrugated container product lines as these markets showed a slowing of demand through the second quarter of 1995. Building materials sales increased 0.7% compared with the second quarter of 1994. Unit sales volumes decreased in all building materials product lines except for lumber. Composite board product volumes were lower as customers adjusted their inventories to reflect a somewhat lower demand for these products. Plywood volumes were lower due to the closure of the Sweet Home, Oregon plywood plant in the third quarter of 1994. Except for lumber, selling prices in all building materials product lines were higher than those from the second quarter of 1994; however, downward pressure was exerted on all building materials prices during the second quarter of 1995 due mainly to higher interest rates and declining housing markets.

Gross profit margins increased to 28.8% in the second quarter of 1995 from 15.3% in the second quarter of 1994. Paper product gross margins increased to 30.7% from 9.8% in the second quarter of 1994 as average sales prices continued to increase in all paper product lines. Partially offsetting the favorable sales related gross margin improvement was the continued escalation of old corrugated container (OCC) prices. OCC is a raw material used in the manufacture of unbleached paper and prices for OCC in the second quarter of 1995 increased nearly 222% compared with the same period in 1994. Building materials gross margins were 24.2% in the second quarter of 1995 which is the same as the margin realized in the second quarter of 1994.

Selling and administrative expenses declined to 5.2% of net sales in the second quarter of 1995 compared with 6.1% for the same period in 1994. The decline was due to higher sales as selling and administrative expenses increased 16.4% between the two periods due mainly to expansion of the Company's operations.

Interest expense was $19.0 million in the second quarter of 1995 compared with $18.1 million in the second quarter of 1994. Interest expense increased primarily due to rising interest rates and lower capitalized interest. The Company's effective interest rate on average outstanding debt increased from 7.32% for the second quarter of 1994 to 7.92% for the same period in 1995. Capitalized interest declined to $1.2 million in the second quarter of 1995 compared with $1.9 million in the same period of 1994.

                      Six Months ended June 30, 1995 vs.
                      ----------------------------------

                        Six Months ended June 30, 1994
                        ------------------------------
Net sales increased 35.2% in the first six months of 1995 from the comparable period of 1994. Paper product sales increased 56.6%. Sales price realizations increased and, with the exception of paper bags, unit sales volumes were higher in all paper product lines in the first six months of 1995 compared with the same period of a year ago. Building materials sales increased 1.8% in the six months ended June 30, 1995 as increases in sales price realizations more than offset decreases in sales volumes from prior year levels.

The gross profit margin was 27.2% for the six months ended June 30, 1995 compared to 16.1% for the comparable period in 1994. Paper product gross margins increased to 28.8% for the first six months of 1995 compared with 10.3% for the six months ended June 30, 1994 reflecting mostly higher sales price realizations and higher unit sales volumes. Building materials gross profit margins decreased to 23.7% compared with 25.2% in the first six months of 1994. The decrease in building materials margins is primarily due to increases in log costs coupled with higher glue and resin costs. Log costs in the Southern and Atlantic regions of the U.S. increased primarily due to supply, demand and weather factors.

Selling and administrative expenses declined to 5.3% of net sales in the first six months of 1995 compared with 6.4% for the same period in 1994. The decline was due to higher sales as selling and administrative expenses increased 12.5% between the two periods mainly due to expansion of the Company's operations.


Interest expense was $38.2 million in the first six months of 1995 compared to $34.0 million in the first six months of 1994. Interest expense increased primarily due to rising interest rates and lower capitalized interest. The Company's effective interest rate on average outstanding debt increased from 7.30% for the first half of 1994 to 7.96% for the same period in 1995. Capitalized interest declined to $2.7 million in the first half of 1995 compared with $5.2 million in the same period of 1994.

                    Financial Condition as of June 30, 1995
                    ---------------------------------------

During the first six months of 1995, the Company had capital expenditures of $222.7 million that were funded by internally generated cash flows. Cash flows from operating activities have increased $175.6 million or 159.3% in the first six months of 1995 from the comparable period in 1994 mainly due to increased operating earnings and higher non-cash charges against earnings. In addition to completely funding capital expenditures for the first six months of 1995, higher operating cash flows have allowed the Company to reduce its net debt outstanding by $27.6 million. Significant debt transactions since December 31, 1994 include the retirement of a $100.0 million long-term note with a 9.55% interest rate that was due in April of 1995 and additional borrowing of $50.0 million in May of 1995 under an agreement arranged with a bank at market interest rates. The proceeds were used in conjunction with the acquisition of the Kingsport, Tennessee paper mill from The Mead Corporation and for working capital needs.

The total debt to capital ratio has decreased to 39.5% at June 30, 1995 from 43.5% at December 31, 1994. Net working capital increased to $298.0 million at June 30, 1995 from $138.5 million at December 31, 1994. The change in net working capital is primarily due to increases in receivables and inventories. Receivables have increased $89.5 million from December 31, 1994 mainly due to higher sales volumes as the days sales outstanding ratio has declined from
32.5 days at December 31, 1994 to 30.6 days at June 30, 1995. Inventories have increased $78.0 million mostly due to the following factors: inventory quantities were unusually low at December 31, 1994, inventories were acquired in conjunction with the purchase of the Kingsport, Tennessee paper mill and generally higher prices for the Company's non-manufactured inventories.

The Company believes it has the resources available to meet its liquidity requirements. Resources include internally generated funds, short-term borrowing agreements, revolving credit lines and term loans which could be arranged with several banks as the Company has done in the past. In April of 1994, the Company registered, under the Securities Act of 1933, senior debt securities totaling $200 million. As of the date of this filing, none of the debt securities have been issued.

On August 3, 1995 the Board of Directors of the Company voted to increase the quarterly cash dividend from $.27 per share to $.30 per share; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition. The Board of Directors of the Company at its August 3, 1995 meeting authorized the repurchase of up to $100 million of the Company's common stock and a $365 million expansion of the fine paper mill located in Hawesville, Kentucky which the Company expects to complete in 1998.

                                                                     FORM 10-Q
                                                                       PART II






Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibits
         --------

               Exhibit No.         Exhibit
               ----------          -------
                  3.B             Bylaws of the registrant
                                  as amended through August 3, 1995.

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

Date:  August 7, 1995