Form 10-Q
period 1995-09-30
WILLAMETTE INDUSTRIES INC
filed 1995-10-31
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         September 30, 1995
                         ------------------
                  Commission File Number 0-3730



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

                                         Yes  x         No
                                             ---           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,273,706, October 30, 1995.
                                  -----------------------------

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                             PART I
(dollar amounts, except per share amounts, in thousands)                ITEM 1


                                                              September 30,   December 31,
                           ASSETS                                  1995           1994
                                                                 ---------      ---------
Current assets:
  Cash                                                       $      14,022         12,798
  Receivables, net of allowance
    for doubtful accounts of $5,198 and $5,278                     373,940        283,055
  Inventories (Note 2)                                             369,194        256,091
  Prepaid expenses and deposits on timber cutting contracts         49,477         52,710
                                                                ----------      ---------
      Total current assets                                         806,633        604,654


Timber, timberlands and related facilities, net                    508,060        509,075

Property, plant and equipment, at cost less
  accumulated depreciation of $1,441,196 and $1,301,882          1,999,536      1,863,505

Other assets                                                        64,285         56,164
                                                                ----------      ---------
      Total assets                                           $   3,378,514      3,033,398
                                                                ==========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                          $       1,783         50,956
  Notes payable                                                     40,000        100,000
  Accounts payable, including book overdrafts
    of $52,618 and $48,589                                         163,587        173,549
  Accrued expenses                                                 144,514        118,667
  Accrued income taxes                                              40,453         22,954
                                                                ----------      ---------
      Total current liabilities                                    390,337        466,126

Deferred income taxes                                              304,197        231,717

Other liabilities                                                   32,979         31,893

Long-term debt                                                     915,630        915,797

Stockholders' equity:
  Common stock, $.50 par value. Authorized 75,000,000
    shares; issued 55,270,714 and 55,036,191 shares.                27,635         27,518
  Capital surplus                                                  303,304        293,756
  Retained earnings                                              1,404,432      1,066,591
                                                                ----------      ---------
      Total stockholders' equity                                 1,735,371      1,387,865
                                                                ----------      ---------
      Total liabilities & stockholders' equity               $   3,378,514      3,033,398
                                                                ==========      =========


WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                     PART I
(dollar amounts, except per share amounts, in thousands)                ITEM 1



                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                      ----------------------    ----------------------
                                         1995         1994         1995         1994
                                      ---------    ---------    ---------    ---------
Net sales                          $  1,019,420      780,827    2,923,605    2,189,229

Cost of sales                           707,464      647,902    2,092,831    1,829,786
                                     ----------    ---------    ---------    ---------
  Gross profit                          311,956      132,925      830,774      359,443

Selling and administrative expenses      49,052       47,090      150,533      137,276
                                     ----------    ---------    ---------    ---------
Operating earnings                      262,904       85,835      680,241      222,167
Other income (expense), net                  (2)      (5,522)         387       (6,076)
                                     ----------    ---------    ---------    ---------
                                        262,902       80,313      680,628      216,091

Interest expense, net                    17,853       18,980       56,018       52,945
                                     ----------    ---------    ---------    ---------
Earnings before taxes                   245,049       61,333      624,610      163,146
Provision for income taxes               94,344       23,613      240,475       62,811
                                     ----------    ---------    ---------    ---------
  Net earnings                     $    150,705       37,720      384,135      100,335
                                     ==========   ==========   ==========   ==========
Weighted average number of
  shares outstanding                 55,210,587   55,029,110   55,107,119   55,013,498
                                     ==========   ==========   ==========   ==========

Per share information:
  Net earnings                     $       2.73         0.68         6.97         1.82
                                     ==========   ==========   ==========   ==========


  Dividends                        $       0.30         0.24         0.84         0.72
                                     ==========   ==========   ==========    =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   PART I
(dollar amounts in thousands)                                           ITEM 1

                                                                   Nine Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   1995            1994
                                                               ----------        --------
Cash flows from operating activities:
  Net earnings                                              $     384,135        100,335
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                                160,495        141,261
      Cost of fee timber harvested                                 18,645         14,167
      Other amortization                                            4,631          3,656
      Increase in deferred income taxes                            72,480         18,064

  Changes in working capital items:
      Accounts receivable                                         (90,885)       (91,011)
      Inventories                                                (113,103)        11,756
      Prepaid expenses and deposits on timber
         cutting contracts                                          3,233         (1,558)
      Accounts payable and accrued expenses                        15,885         21,702
      Accrued income taxes                                         17,499         (5,725)
                                                                ---------       --------
  Net cash provided by operating activities                       473,015        212,647
                                                                ---------       --------

Cash flows from investing activities:
      Proceeds from sale of equipment                                 572          2,023
      Expenditures for property, plant and equipment             (297,127)      (239,664)
      Expenditures for timber and timberlands, net                (16,582)       (18,851)
      Expenditures for roads and reforestation                     (5,547)        (5,781)
      Other                                                        (6,994)         6,312
                                                                ---------       --------
  Net cash used in investing activities                          (325,678)      (255,961)
                                                                ---------       --------

Cash flows from financing activities:
      Debt borrowing                                               76,134         77,000
      Proceeds from sale of capital stock                           9,521          4,908
      Cash dividends                                              (46,294)       (39,602)
      Payment on debt                                            (185,474)          (678)
                                                                ---------       --------
  Net cash used by financing activities                          (146,113)        41,628
                                                                ---------       --------

Net change in cash                                                  1,224         (1,686)
Cash at beginning of period                                        12,798          9,543
                                                                ---------       --------
Cash at end of period                                       $      14,022          7,857
                                                                =========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                    $      55,797         52,356
                                                                =========       ========
    Income taxes                                            $     150,496         50,472
                                                                =========       ========

                                                                        PART I
                                                                        ITEM 1
                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2    The components of inventories are as follows (thousands of dollars):
                                       September 30,   December 31,
                                           1995            1994
                                         ---------       --------
           Finished product            $   91,416         72,229
           Work in process                  6,575          6,794
           Raw material                   198,628        114,596
           Supplies                        72,575         62,472
                                         ---------       --------

                                       $  369,194        256,091
                                         =========       ========


           Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 2


                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                              September 30, 1995


The Company's two basic businesses, paper products and building materials, are affected by changes in general economic conditions. Paper product sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. Both industry segments use timber as their basic raw material. The cost of timber is sensitive to various supply and demand factors including environmental issues affecting log supply.

                             RESULTS OF OPERATIONS
                             ---------------------
                     3rd Quarter 1995 vs. 3rd Quarter 1994
                     -------------------------------------

Net sales increased 30.6% in the third quarter of 1995 compared with the third quarter of 1994. Paper product sales increased 55.6%. Except for grocery bag and corrugated container shipments, unit sales volumes exceeded levels from the same period a year ago. Grocery bag shipments, due to the resistance of higher prices and the alternative use of plastics, and corrugated container shipments, due mainly to exceptionally strong demand in the third quarter of 1994, were 18.6% and 6.3% respectively below levels from the same period in 1994. Selling prices in all paper product lines exceeded levels from the third quarter of 1994 by 31.0% or more. However, as the third quarter of 1995 ended, additional capacity, a softening export market and industry downtime for inventory adjustment have subjected the brown paper markets to pricing pressures. Building materials sales decreased 11.4% compared with the third quarter of 1994 mainly due to a decline in unit shipments for all building materials product lines. Unit shipments declined primarily due to longer normal scheduled vacation shutdowns in the third quarter of 1995 compared with the third quarter of 1994 and because of the closure of the Sweet Home, Oregon plywood plant in the fourth quarter of 1994. Except for plywood, selling prices in all other building materials product lines declined in the third quarter of 1995 compared with the third quarter of 1994. The price decline was mostly due to exceptionally strong price realizations in the third quarter of 1994.

Gross profit margins increased to 30.6% in the third quarter of 1995 from 17.0% in the third quarter of 1994. Paper product gross margins increased to 33.9% from 11.9% in the third quarter of 1994 as average sales prices increased in all paper product lines by 31.0% or more. Unit shipments of bleached paper products also increased significantly in the third quarter of 1995 compared with levels from the same period a year ago aiding in the improvement of paper product gross margins. The gain in paper product gross margins realized due to sales improvements was partially offset by more than usual downtime taken at some of the Company's paper mills. Maintenance days totaled 14 in the third quarter of 1995 compared with 4 days in the third quarter of 1994. Building materials gross margins declined to 22.1% compared with 25.6% in the third quarter of 1994. The decrease in building materials gross margins is mainly due to lower selling prices in all building materials product lines except plywood, lower unit shipments and higher log costs. The cost of logs in the third quarter of 1995 increased 6.8% over levels from the third quarter of 1994. Log costs increased primarily due to higher open market log prices in the Company's southern operating regions.

Other income(expense), net, was $(.2) million in the third quarter of 1995 versus $(5.5) million for the same period a year ago mainly due to the August, 1994 announcement of the closure of the Sweet Home, Oregon plywood plant which occurred in the fourth quarter of 1994.

Interest expense was $17.9 million in the third quarter of 1995 compared with $19.0 million in the third quarter of 1994. The Company's average outstanding debt decreased $122.2 million between the two periods which was the main reason for the decline in interest expense between the periods. The Company's effective interest rate on average outstanding debt was 7.79% in the third quarter of 1995 compared with 7.46% for the third quarter of 1994.

                   Nine Months ended September 30, 1995 vs.
                   ----------------------------------------
                     Nine Months ended September 30, 1994
                     ------------------------------------

Net sales increased 33.5% in the first nine months of 1995 from the comparable period of 1994. Paper product sales increased 56.2%. In the first nine months of 1995, selling prices increased by 34.6% or more in all paper product lines. Except for grocery bags and corrugated containers shipments, unit sales volumes increased by 10.4% or more in all other paper product lines. Grocery bag and corrugated container shipments were 11.8% and 1.5% respectively below levels from the first nine months of 1994 mainly due to exceptionally strong demand for these products during the first three quarters of 1994. Building materials sales decreased 2.8% in the nine months ended September 30, 1995 mostly due to lower unit shipments in all building materials product lines. Unit sales volumes declined 2.1% or more in all building materials product lines in the first nine months of 1995. Unit shipments declined primarily due to longer than normal scheduled vacation shutdowns in the third quarter of 1995 compared with the third quarter of 1994 and because of the closure of the Sweet Home, Oregon plywood plant in the fourth quarter of 1994. Except for lumber, selling prices in all other building materials product lines were higher in the first nine months of 1995 when compared with those realized in the first nine months of 1994. These higher selling prices partially offset the decline in building materials sales due to lower unit shipments.
The gross profit margin was 28.4% for the nine months ended September 30, 1995 compared to 16.4% for the comparable period in 1994. Paper product gross margins increased to 30.6% for the first nine months of 1995 compared with 10.9% for the nine months ended September 30, 1994 reflecting improved selling prices for all paper product lines and improved unit sales volumes in all bleached paper product lines. Paper product gross margins also improved due to recognizing start-up costs in the first nine months of 1994 for the installation of a new pulping facility and paper machine at the Company's Johnsonburg, Pennsylvania mill. Partially offsetting the increase in gross margins was the escalation of old corrugated container (OCC) prices. OCC is a raw material used in the manufacture of unbleached paper and prices for OCC in the first nine months of 1995 increased 76.2% compared with the same period in 1994. Building materials gross profit margins decreased to 23.2% compared with 25.3% in the first nine months of 1994. The drop in building materials margins is mainly due to decreases in unit shipments coupled with higher log costs and increased glue and resin costs. Log costs in the first nine months of 1995 increased 7.8% over costs for the same period a year ago. The cost of glue and resin, raw materials used in the manufacture of plywood and composite board products, increased $13.7 million or 31.0% in the first nine months of 1995 over costs from the same period a year ago. The increase in cost of these raw materials exacerbated the decline in building materials gross margins due to lower unit shipments.

Selling and administrative expenses declined to 5.1% of net sales in the first nine months of 1995 compared with 6.3% for the same period in 1994. The drop was due to higher net sales as selling and administrative expenses increased 9.7% between the two periods mainly due to expansion of the Company's operations.

Other income(expense), net, was $0.4 million in the first nine months of 1995 versus $(6.1) million for the same period a year ago. The greater expense in 1994 was mainly due to the closure of the Sweet Home, Oregon plywood plant. A charge of $5 million was recorded as other income(expense), net, in the third quarter of 1994 when the closure was announced.

Interest expense was $56.0 million in the first nine months of 1995 compared to $52.9 million in the first nine months of 1994. Capitalized interest declined to $4.0 million in 1995 versus $6.8 million in 1994 which accounted for most of the increase in net interest expense between the periods.
Although the Company's average outstanding debt decreased $71.3 million between the two periods, gross interest was $60.0 million in 1995 versus $59.8 million in 1994 as the Company experienced an overall increase in effective interest rates. The Company's effective interest rate on average outstanding debt increased from 7.35% in the first nine months of 1994 to 7.90% for the same period in 1995.

                 Financial Condition as of September 30, 1995
                 --------------------------------------------

During the first nine months of 1995, the Company had capital expenditures of $319.3 million that were funded by internally generated cash flows. Cash flows from operating activities increased $260.4 million or 22.4% in the first nine months of 1995 from the comparable period in 1994 mainly due to increased operating earnings and higher non-cash charges against earnings. In addition to completely funding capital expenditures for the first nine months of 1995, higher operating cash flows have allowed the Company to reduce its net debt outstanding by $109.3 million. Significant debt transactions since December 31, 1994 include the retirement of a $100.0 million long-term note with a 9.55% interest rate that was due in April of 1995 and additional borrowing of $50.0 million in May of 1995 under an agreement arranged with a bank at market interest rates. The proceeds of the $50.0 million bank borrowing were used in conjunction with the acquisition of the Kingsport, Tennessee paper mill from The Mead Corporation and for working capital needs.

The total debt to capital ratio has decreased to 35.6% at September 30, 1995 from 43.5% at December 31, 1994. Net working capital increased to $416.3 million at September 30, 1995 from $138.5 million at December 31, 1994. The change in net working capital is primarily due to increases in inventories and receivables coupled with a reduction in short-term debt. Inventories have increased $113.1 million mainly due to the following factors: inventory quantities were unusually low at December 31, 1994, inventory was acquired in conjunction with the purchase of the Kingsport, Tennessee paper mill and generally higher prices for the Company's non-manufactured inventories not accounted for on a LIFO basis. Receivables have increased $90.9 million from December 31, 1994 mostly due to higher sales.

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

The Board of Directors of the Company voted to pay a quarterly cash dividend of $.30 per share in the third quarter of 1995 which represented a 11.1% increase over the dividend from the preceding quarter; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition. Also, in August of 1995, The Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company's common stock. As of September 30, 1995, the Company had not repurchased any of its common stock.

Item 5. Other Information
-------------------------

           William Swindells retired as the Company's chief executive officer on September 30, 1995 and will remain chairman of the board. Steven R. Rogel was named to replace him as the Company's chief executive officer. Rogel has been president and chief operating officer of the Company since 1991 and joined the Company in 1972. Rogel is 53 years old.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
           (a)  Exhibits
                --------
               Exhibit No.                Exhibit
               -----------                -------
                   3.B                    Bylaws of the registrant
                                          as amended through October 1, 1995.

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

Date:  October 30, 1995