Form 10-K
period 1995-12-31
WILLAMETTE INDUSTRIES INC
filed 1996-02-29
CIK 107189

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K

            [X]  Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995     Commission file number 0-3730

                         WILLAMETTE INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)

                  Oregon                           93-0312940
         (State of incorporation)                (I.R.S. Employer
                                              Identification No.)

         1300 S.W. Fifth Avenue, Suite 3800
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


                     $2,811,770,000 at January 31, 1996


    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


            Class                   Outstanding at January 31, 1996
Common Stock, $.50 par value                 55,223,706 shares


                    DOCUMENTS INCORPORATED BY REFERENCE.
    Portions of the registrant's definitive proxy statement for its 1996 annual meeting of shareholders are incorporated by reference into Part III hereof.

                            CROSS REFERENCE SHEET
      Showing Location in Definitive Proxy Statement of Items Required
                                By Form 10-K


Item No         Form 10-K Caption             Definitive Proxy Statement
                                              Caption

Item 10         Directors and Executive       Election of Directors
                 Officers of the Registrant   Holders of Common Stock

Item 11         Executive Compensation        Executive Compensation
                                              Compensation Committee
                                               Interlocks and Insider
                                               Participation
                                              Compensation of Directors
                                              Employment Agreements

Item 12         Security Ownership of         Holders of Common Stock
                 Certain Beneficial
                 Owners and Management

Item 13         Certain Relationships and     Compensation Committee
                 Related Transactions          Interlocks and Insider
                                               Participation

                                    INDEX


                                                                         Page
Part I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
         General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
         Business Segment Information. . . . . . . . . . . . . . . . . . . .1
         Pulp and Paper. . . . . . . . . . . . . . . . . . . . . . . . . . .2
         Converted Paper Products. . . . . . . . . . . . . . . . . . . . . .2
         Building Materials. . . . . . . . . . . . . . . . . . . . . . . . .3
         Timberlands . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
         Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
         Environmental Matters . . . . . . . . . . . . . . . . . . . . . . .4
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .7
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .8
         Executive Officers of the Registrant. . . . . . . . . . . . . . . .8

Part II

Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters. . . . . . . . . . . . . . . .9
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 10
Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . . . . . . 11
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 16
Item 9.  Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . 16

Part III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 16
         (See Part I for Executive Officers of the Registrant)
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 17
Item 12. Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . . . . . . . . . 17
Item 13. Certain Relationships and Related
              Transactions . . . . . . . . . . . . . . . . . . . . . . . . 17

Part IV

Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 17
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

         Index to Consolidated Financial Statements. . . . . . . . . . . . 20

         Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . 38

                                   PART I

Item 1.  Business

General

  Willamette Industries ("Willamette" or the "Company") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Its stock has been publicly traded since 1968.

  Willamette is a diversified, integrated forest products company with 95 plants and mills manufacturing kraft liner, corrugating medium, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, laminated beams, laminated veneer lumber, wooden I-beams and other value-added wood products. We own or control 1,253,000 acres of forests.

  Willamette is a medium-sized firm in a very competitive industry consisting of thousands of companies, some larger and more diversified, others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which the Company operates. The Company competes in its markets primarily through price, quality and service.

  The Company believes its strengths are its vertical integration; its geographically diverse, modern, fiber- and energy-efficient facilities; its concentration on a focused, related product range; its balance among building materials, fine paper and unbleached paper manufacturing and an organizational structure that encourages teamwork as well as individual initiative.

  Willamette is listed in the FORTUNE 500. The Company's common stock trades on The Nasdaq Stock Market under the symbol: WMTT.

Business Segment Information

  The Company has two business segments. The paper group manufactures and sells pulp and paper products. The building materials group manufactures and sells wood products. Sales and operating data for the paper group and building materials group for the past five years is set forth in the five year comparison captioned "Supplementary Business Segment Information" located on page 26. The Company has no foreign operations and is not dependent on any one significant customer or group of customers.
Approximately 95% of the Company's total output is sold domestically.

Pulp and Paper

 Market pulp and fine paper
  Hardwood market pulp is manufactured at Hawesville, Kentucky; fine paper at Hawesville; Johnsonburg, Pennsylvania; Kingsport, Tennessee and Marlboro County, South Carolina. We make 4.8% of the nation's hardwood market pulp, which is sold to outside customers, and 7.7% of the nation's fine paper production.

  Chips from nearby sawmills and plywood plants serve as the primary fiber source. Our timberlands in Tennessee and the Carolinas also serve as a source of fiber.

Unbleached paper
  Four paper mills manufacture 5.0% of the nation's production of linerboard, corrugating medium and bag paper. Nearly all of the product is used or traded for the needs of Willamette's box and bag manufacturing plants.

  In Louisiana, our sawmills, plywood plants and timberlands can provide 100% of the chips needed by our linerboard mill; in Oregon, almost 100% of the chip requirements could be provided from those sources.

  Recycled fiber, in the form of used corrugated containers, provides 58.7% of our fiber needs.

Converted paper products

Office papers
  Seven business forms plants manufacture 8.8% of the nation's production of forms. These forms, mostly long-run continuous computer forms, along with Willcopy(R), Willamette's photocopy and cut sheet printer paper produced at our four cut sheet facilities, are marketed by 73 sales and distribution centers. Our cut sheets represent 9.5% of the nation's cut sheet production.

Corrugated containers and sheets
  Corrugated containers and sheets are manufactured by 32 plants, accounting for 5.6% of the nation's corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

Bags
  Four bag plants make 14.4% of the nation's paper bags, marketed to grocery, department, drug and hardware stores in the West and South by our sales force.

Building Materials

Structural panels and lumber
  Plywood products, totalling 6.6% of the nation's structural panel production, are manufactured at 10 plants in Arkansas, the Carolinas, Louisiana and Oregon.

  An oriented strand board (OSB) plant in Louisiana will begin production in the first quarter of 1996. The output of this plant will represent 2.0% of the nation's OSB Production.

  Six sawmills manufacture 1.3% of the nation's lumber production.

  Lumber and plywood products are marketed through independent wholesalers and distributors throughout the U.S.

Composite board
  Four particleboard plants in Louisiana and Oregon manufacture 12.8% of the nation's particleboard. Three medium density fiberboard (MDF) plants in Arkansas, Oregon and South Carolina made 19.7% of the nation's MDF in 1995. These plants produce value-added products including color-coated, woodgrain-printed, fire-rated and moisture-resistant boards.

  Composite board products are sold nationwide through distributors, as well as directly to cabinet and furniture manufacturers.

Engineered wood products
  Three laminated beam plants in Oregon and Louisiana account for 28.4% of the nation's production. Two laminated veneer lumber (LVL) plants and one wooden I-beam plant, all located in Oregon, manufactured 5.3% and 5.2% of the nation's total production for each respective product in 1995. Engineered wood products, both stock and custom made, are sold nationwide and internationally.

Timberlands

  Willamette's 1,253,000 acres of timberland supply approximately 40% of our long-term log needs. The remainder is purchased through government and private timber sales and open market purchases. In Oregon, we are able to provide approximately 70% of our log needs from our own timberlands. We own or control cutting rights on 572,000 acres in Louisiana, Arkansas and Texas; 337,000 acres in Oregon; 188,000 acres in Tennessee and 156,000 acres in the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

Energy

  Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 60% of their total energy needs.

Employees

  Willamette employs approximately 13,180 people, of whom about 52% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 2,060 employees were negotiated in 1995. Agreements involving about 1,540 hourly employees are subject to renewal in 1996. In excess of 46% of all salaried employees have been with the Company more than twelve years.

Environmental Matters

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the Company of laws relating to environmental matters.

Item 2.  Properties

Manufacturing Facilities

  The following table sets forth information regarding the Company's 95 manufacturing facilities at December 31, 1995:

       Facility                          Annual Production
       --------                          -----------------
                                             M Square Ft.
                                             (3/8" Basis)
Western Plywood (3 Plants)
  Dallas, Oregon                                151,000
  Foster, Oregon                                 97,000
  Springfield, Oregon                           122,000
                                              ---------
    Total Western Plants                        370,000
                                              ---------

Southern Plywood (5 Plants)
  Dodson, Louisiana                             223,000
  Emerson, Arkansas                             235,000
  Ruston, Louisiana                             172,000
  Taylor, Louisiana                             208,000
  Zwolle, Louisiana                             214,000
                                              ---------
    Total Southern Plants                     1,052,000
                                              ---------

Atlantic Plywood (2 Plants)
  Chester, South Carolina                       250,000
  Moncure, North Carolina                       130,000
                                              ---------
    Total Atlantic Plants                       380,000
                                              ---------
                                                      (1995 Production-
                                                       1,786,000 M)
      Total Plywood                           1,802,000
                                              ---------

Oriented Strand Board
  Arcadia, Louisiana (1)                        249,000
                                              ---------

      Total Structural Panels                 2,051,000
                                              =========

Western Lumber (4 Mills)                     M Board Ft
  Coburg, Oregon                                107,000
  Dallas, Oregon                                 88,000
  Lebanon, Oregon-2 mills                       118,000
                                              ---------
    Total Western Mills                         313,000
                                              ---------

Southern Lumber (2 Mills)
  Dodson, Louisiana                              62,000
  Zwolle, Louisiana                              50,000
                                              ---------
    Total Southern Mills                        112,000
                                              ---------
                                                       (1995 Production-
      Total Lumber                              425,000  430,000 M)
                                              =========

                                           M Square Ft
Particleboard (4 Plants)                  (3/4" Basis)
  Albany, Oregon                                206,000
  Bend, Oregon                                  160,000
  Lillie, Louisiana                             111,000
  Simsboro, Louisiana                            94,000
                                              ---------
                                                       (1995 Production-
    Total Particleboard                         571,000  578,000 M)
                                              =========

                                           M Square Ft
Medium Density Fiberboard (3 Plants)       (3/4" Basis)
  Bennettsville, South Carolina                 129,000
  Eugene, Oregon (1)                             43,000
  Malvern, Arkansas                             124,000
                                              ---------
                                                       (1995 Production-
    Total MDF                                   296,000  221,000 M)
                                              =========

Engineered Wood Products (6 Plants)
  Laminated Beams                            M Board Ft
    Saginaw, Oregon                              26,000
    Simsboro, Louisiana                           8,000
    Vaughn, Oregon                               59,000
                                              ---------
                                                       (1995 Production-
      Total Laminated Beams                      93,000  80,000 M)
                                              =========

  Laminated Veneer Lumber                    Cubic Ft.
    Albany, Oregon (2)                          614,000
    Winston, Oregon                           1,592,000(1995 Production-
                                              ---------
      Total LVL                               2,206,000  1,595,000 CF)
                                              =========

  Structural I-Beams                       M Lineal Ft.
    Woodburn, Oregon                             31,000(1995 Production-
                                              =========
                                                         24,000 M)
Other Divisions (5 Facilities)
  Coburg Veneer                          Coburg, Oregon
  Custom Products                        Albany, Oregon
  Custom Services                    Sweet Home, Oregon
  Lebanon Machine                       Lebanon, Oregon
  Remanufactured Lumber                 Lebanon, Oregon

Pulp and Paper (9 Mills)                        Tons
  Unbleached:
    Albany, Oregon                              501,000
    Campti, Louisiana                           797,000
    Hawesville, Kentucky                        178,000
    Oxnard, California                          194,000(1995 Production-
                                              ---------
                                              1,670,000  1,608,000 Tons)
                                              ---------

  Market Pulp and Fine Paper:                   Tons
    Hawesville, Kentucky
      Market Pulp                               163,000
      Fine Paper                                202,000
    Johnsonburg, Pennsylvania                   337,000
    Kingsport, Tennessee                        212,000
    Marlboro County, South Carolina             283,000(1995 Production-
                                              ---------
                                              1,197,000  1,110,000 Tons)
                                              ---------
        Total Pulp and Paper                  2,867,000(1995 Production-
                                              =========
                                                         2,718,000 Tons)
Corrugated Containers and Sheets(32 Plants)M Square Ft
  Aurora, Illinois                              939,000
  Beaverton, Oregon                             820,000
  Bellevue, Washington                          674,000
  Bellmawr, New Jersey                          739,000
  Bowling Green, Kentucky                       735,000
  Cerritos, California                          882,000
  Compton, California                           695,000
  Dallas, Texas                                 900,000
  Delaware, Ohio                                626,000
  Elk Grove, Illinois                           442,000
  Fort Smith, Arkansas                          860,000
  Fridley, Minnesota                            948,000
  Golden, Colorado                              684,000
  Griffin, Georgia                            1,000,000
  Huntsville, Alabama                           860,000
  Indianapolis, Indiana                         700,000
  Kansas City, Kansas                           801,000
  Lincoln, Illinois                             431,000
  Louisville, Kentucky                          452,000
  Lumberton, North Carolina                     596,000
  Maryland Heights, Missouri                    742,000
  Matthews, North Carolina                      443,000
  Memphis, Tennessee                             54,000
  Moses Lake, Washington                        791,000
  Newton, North Carolina                        468,000
  Sacramento, California                        706,000
  San Leandro, California                     1,193,000
  Sanger, California                            857,000
  Sealy, Texas                                  748,000
  St. Paul, Minnesota                           555,000
  Warrensville Heights, Ohio                    109,000
  West Memphis, Arkansas                        845,000(1995 Production-
                                              ---------
    Total Corrugated Containers              22,295,000  20,810,000 M)
                                             ==========

Business Forms (7 Plants)                       Tons
  Cerritos, California                           57,000
  Dallas, Texas                                  55,000
  Dubois, Pennsylvania                           18,000
  Indianapolis, Indiana                          72,000
  Langhorne, Pennsylvania                        58,000
  Rock Hill, South Carolina                      60,000
  West Chicago, Illinois                         62,000
                                              ---------
                                                       (1995 Production-
    Total Business Forms                        382,000  337,000 Tons)
                                              =========

Cut Sheets and Other Converting (4 Plants)      Tons
  DuBois, Pennsylvania                          105,000
  Kingsport, Tennessee                          109,000
  Owensboro, Kentucky                            87,000
  Tatum, South Carolina                          93,000
                                              ---------
                                                       (1995 Production-
    Total Cut Sheets                            394,000  333,000 Tons)
                                              =========

Kraft Bags and Sacks (4 Plants)               Tons
  Beaverton, Oregon                              51,000
  Buena Park, California                         40,000
  Dallas, Texas                                  26,000
  North Kansas City, Missouri                    21,000
                                              ---------
                                                       (1995 Production-
    Total Kraft Bags and Sacks                  138,000  131,000 Tons)
                                              =========

Preprinted Linerboard (2 Plants)         M Square Ft
  Richwood, Kentucky                            411,000
  Tigard, Oregon                                490,000
                                              ---------
                                                       (1995 Production-
    Total Preprinted Linerboard                 901,000  667,000 M)
                                              =========

Inks and Specialty Products(2 Plants)         Tons
  Beaverton, Oregon                               3,000
  Delaware, Ohio                                  3,000
                                              ---------
                                                       (1995 Production-
    Total Inks                                    6,000  6,000 Tons)
                                              =========

(1) Production to begin in first quarter of 1996. Annual production capacity is estimated to be 350,000 MSF on a 3/8" basis.

(2) Production to begin in summer of 1996. Annual Production capacity is estimated to be 1,600,000 cubic feet.

Timberlands

  For information respecting the Company's timberlands, see "Business-- Timberlands."

Item 3.  Legal proceedings

  There are no material legal proceedings pending as of the date hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                    Executive Officers of the Registrant

  The executive officers of the Company are elected annually by the board of directors. At February 8, 1996, the executive officers of the Company, their ages at December 31, 1995, and their positions with the Company were as follows:

     Name                    Age                  Position

Steven R. Rogel               53             President and chief executive
                                             officer

William P. Kinnune            56             Executive vice president-
                                             corrugated containers and bags

Michael R. Onustock           56             Executive vice president-pulp
                                             and fine paper marketing

J. A. Parsons                 60             Executive vice president and
                                             chief financial officer,
                                             secretary and treasurer

Floyd Vike                    60             Executive vice president-
                                             building materials group

  Each executive officer has been employed by the Company in his present or in another managerial capacity for more than five years.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

  The Company's common stock trades on The Nasdaq Stock Market under the symbol: WMTT. At December 31, 1995, there were approximately 6,200 holders of record of the Company's common stock. The following table shows for the periods indicated the high and low closing sales prices of, and the per share dividends paid on, the Company's common stock in each case as adjusted for stock splits.


                        1995                       1994
              ------------------------       ------------------
                              Closing                  Closing
                Dividends      Price         Dividends  Price
                  Paid        High-Low          Paid   High-Low
              -----------     --------       --------- --------
1st Quarter....     $0.27     55-46 3/4         $0.24  59-45 3/4
2nd Quarter....      0.27     56 1/4-48 1/4      0.24  49 1/2-42 3/4
3rd Quarter....      0.30     72 3/8-55 1/2      0.24  52-41 1/2
4th Quarter....      0.30     66 1/2-54 1/4      0.24  50 3/4-41


  A dividend of $.31 per share was declared on the common stock for the first quarter of 1996 representing an indicated annual dividend rate of $1.24 per share. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent on earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data

  The following table shows selected financial data for the Company for the periods indicated:
  ----------------------------------------------------------------------
  Financial Results
   (dollar amounts, except per share amounts, in thousands)
                                                      1995         1994         1993         1992         1991

   Net sales.....................................$  3,873,575    3,007,949    2,622,237    2,372,396    2,004,501
   ===============================================================================================================
   Cost and expenses:
   Depreciation, amortization and cost
      of fee timber harvested.....................    249,165      217,252      194,202      173,784      151,258
   Materials, labor and other operating expenses..  2,528,570    2,239,185    1,997,246    1,833,919    1,563,939
                                                   ---------------------------------------------------------------
       Gross profit...............................  1,095,840      551,512      430,789      364,693      289,304
   Selling and administrative expenses............    201,784      184,699      174,413      167,094      145,329
                                                   ---------------------------------------------------------------
       Operating earnings.........................    894,056      366,813      256,376      197,599      143,975
   Interest expense...............................     71,050       71,513       63,290       66,422       63,263
   Other income (expense).........................        798       (6,377)      (3,918)      (1,725)      (7,103)
                                                  ----------------------------------------------------------------
       Earnings before taxes......................    823,804      288,923      189,168      129,452       73,609
   Provision for income taxes.....................    309,000      111,300       78,500       47,900       27,800
                                                  ----------------------------------------------------------------
       Earnings before accounting changes.........    514,804      177,623      110,668       81,552       45,809
   Accounting changes.............................       -            -          26,364         -            -
                                                  ----------------------------------------------------------------
       Net earnings ..............................    514,804      177,623      137,032       81,552       45,809
   Cash dividends paid............................     62,874       52,807       48,213       45,200       40,715
   Earnings retained in the business..............    451,930      124,816       88,819       36,352        5,094
   Capital expenditures...........................    453,523      393,161      386,864      367,173      244,373
   ===============================================================================================================
   Financial Condition
   Working capital...............................$    359,258      138,528      157,576      157,822      147,194
   Long-term debt (non-current portion)...........    790,210      915,797      941,710      843,618      746,622
   Stockholders' equity...........................  1,846,890    1,387,865    1,257,870    1,164,828      994,460
   Total assets...................................  3,413,555    3,033,398    2,804,553    2,527,416    2,219,067
   ===============================================================================================================
   Common Stock
   Number of stockholders (beneficial)............     19,000       17,000       14,000       11,500       10,500
   Shares outstanding (in thousands) (1)..........     55,224       55,036       54,897       54,770       50,962
   ===============================================================================================================
   Per Share(1)
   Earnings before accounting changes............$       9.34         3.23         2.02         1.52         0.90
   Accounting changes ............................        -            -            .48          -            -
                                                  ----------------------------------------------------------------
     Net earnings ................................       9.34         3.23         2.50         1.52         0.90
   Cash dividends paid ...........................       1.14          .96         0.88         0.84         0.80
   Stockholders' equity ..........................      33.44        25.22        22.91        21.27        19.51
   ===============================================================================================================
   Financial Returns
   Percent return on equity before accounting
     changes (2)..................................       37.1%       14.1%         9.5%         8.2%         4.6%
   Percent return on net sales before accounting
     changes .....................................       13.3%        5.9%         4.2%         3.4%         2.3%
   ===============================================================================================================
   Employment
   Number of employees............................     13,180      12,260       12,040       12,000       11,350
   Wages, salaries and cost of employee benefits $    627,835     580,561      551,172      507,469      451,770
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

Results of Operations 1995 vs. 1994

Net sales increased 28.8% in 1995 compared with 1994. Paper products sales increased 49.0% as selling prices increased by 30.0% or more in all paper products lines. Except for grocery bags and corrugated containers shipments, unit sales volumes increased by 5.7% or more in all other paper products lines. Grocery bag and corrugated container shipments were down 11.7% and 2.5% respectively from 1994 mainly due to exceptionally strong demand for these products during 1994. During the fourth quarter of 1995, selling prices for all paper products lines declined from the record levels achieved in the third quarter of 1995 and this trend appears to be continuing as we enter the first quarter of 1996.

Building materials sales decreased 5.2% in 1995 compared with 1994 mostly due to lower unit shipments of at least 3.7% in all building materials product lines. Unit shipments declined primarily due to weaker building materials markets, downtime taken associated with the completion of capital expansion projects and the closure of the Sweet Home, Oregon plywood plant in the fourth quarter of 1994. Except for lumber, selling prices in all other building materials product lines were higher in 1995 than 1994; however, prices in the fourth quarter of 1995 were lower in all product lines than for the first three quarters of 1995.

The gross profit margin was 28.3% for 1995 compared with 18.3% for 1994. Paper products gross margins increased to 30.6% in 1995 compared with 13.8% for 1994 reflecting improved selling prices for all paper products lines and improved unit sales volumes in all fine paper products lines. Paper products gross margins also improved because 1995 costs were not impacted by the start-up costs incurred in 1994 for the installation of a new pulping facility and paper machine at the Company's Johnsonburg, Pennsylvania mill. Another significant improvement to gross margins in 1995 was the start-up of the second linerboard machine at Campti, Louisiana which allowed the Company to replace linerboard previously purchased outside with internally produced product at a much lower cost. Partially offsetting the increase in gross margins was the escalation of old corrugated container (OCC) prices. Prices for OCC, a raw material used in the manufacture of paper, increased 47.3% compared with 1994.

Building materials gross profit margins decreased to 22.9% compared with 25.9% in 1994. The drop in building materials margins is mainly due to decreases in unit shipments coupled with higher log costs and increased glue and resin costs. Log costs in 1995 increased 8.8% over costs from 1994. The cost of glue and resin, raw materials used in the manufacture of plywood and composite board products, increased 16.8% in 1995 over 1994.

Selling and administrative expenses declined to 5.2% of net sales in 1995 compared with 6.1% for 1994. The drop was due to higher net sales as selling and administrative expenses increased 9.3% between 1995 and 1994 mainly due to expansion of the Company's operations.

Other income(expense) was $.8 million in 1995 versus $(6.4) million for 1994. The expense in 1994 was mostly due to the closure of the Sweet Home, Oregon plywood plant with a related charge of $5.0 million.

Interest expense was $71.0 million in 1995 compared with $71.5 million in 1994. Because the Company's average outstanding debt decreased $105.2 million between 1995 and 1994, gross interest was $77.2 million in 1995 versus $80.8 million in 1994. Capitalized interest declined to $6.2 million in 1995 versus $9.3 million in 1994. The weighted average interest rate of all debt was 7.67% at December 31, 1995 compared with 7.75% at December 31, 1994.

Results of Operations 1994 vs. 1993

  Net sales increased 14.7% in 1994 compared to 1993. Paper products sales increased 18.4% as unit volume sales increased in all paper products lines. Unbleached paper products selling prices improved significantly throughout 1994 as demand for these products was strong while available supplies grew at a far slower pace. In addition, demand for linerboard grew in export markets further tightening supply. In fine paper products, hardwood market pulp prices trended upward throughout 1994. Average sales price realizations for other fine paper products trended down through the second quarter of 1994.
In the second half of 1994, a favorable upward trend in fine paper products sales prices boosted the average realization for fine paper prices in the fourth quarter of 1994 to 13.6% above levels from the same period in 1993.

  Building materials sales were up 8.9% compared with 1993 as average sales price realizations increased for all building materials product lines. Both particleboard and MDF average sales prices increased in excess of 15.0% in 1994 as compared with 1993. Sales volumes increased for both particleboard and MDF, however plywood experienced slight volume declines due to the continuing reduction in the availability of federal timber in the Pacific Northwest.

  As the federal government owns nearly 60% of the commercial timberland in Oregon, preservationists' pressures that have stopped federal timber sales have caused a significant reduction in available timber supply. State and private timber supply is inadequate to fill the shortfall. This resulted in many mill closures at a time when product demand was increasing, creating supply-related pressures on lumber and plywood prices. In October 1994, the Company closed its Sweet Home, Oregon plywood plant due to the reduced availability of federal timber. No additional plant closures are anticipated in the immediate future.

  Gross profit margins increased to 18.3% in 1994 from 16.4% in 1993. Paper products gross margins increased to 13.8% from 11.6% in 1993 reflecting improved selling prices in the last half of 1994. This improvement was tempered by start-up costs associated with a new pulping facility and paper machine at the Johnsonburg, Pennsylvania mill. In addition, margins were also pressured as the prices for old corrugated containers increased 68.5% from 1993.

  Building materials gross profit margins increased to 25.9% compared with 23.9% in 1993. The improvement in building materials margins was due mainly to increases in average sales price realizations for all product lines. However, the Company continued to experience increasing raw material costs due to environmental and supply and demand factors. The cost of resin and glue increased significantly from 1993.

  Selling and administrative expenses declined to 6.1% of net sales compared with 6.7% in 1993. The decline was due primarily to additional net sales as selling and administrative expenses increased 5.9% between the two periods.

  Other income(expense) was $(6.4) million in 1994 compared with $(3.9) million in 1993. The increased expense was due primarily to a charge of $5.0 million ($.06 per share, after-tax) for the closure of the Sweet Home, Oregon plywood plant recorded in the third quarter of 1994.

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

Liquidity and Capital Resources

  Willamette generates funds internally via net earnings adjusted for non-cash charges against earnings such as depreciation, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

  In 1995, cash flows from operating activities were $717.2 million and represented an increase of 80.7% over comparable cash flows in 1994. This increase was primarily due to additional net earnings. In addition to completely funding capital expenditures for 1995, increased operating cash flows allowed the Company to reduce its debt outstanding by $195.9 million. Significant debt transactions since December 31, 1994 include the retirement of a $100.0 million note with a 9.55% interest rate due in April of 1995 and the repayment of $75.0 million of the $100.0 million bank term loan. As a result of strong cash flows in 1995, the total debt-to-capital ratio was 32.0% at December 31, 1995 compared with 43.5% at December 31, 1994.

  Net working capital increased to $359.3 million at December 31, 1995 from $138.5 million at December 31, 1994. The increase is primarily due to increases in inventories and receivables coupled with a reduction in short-term notes payable of $49.0 million. Inventories increased $135.3 million mostly due to quantities being unusually low at December 31, 1994, the acquisition of the Kingsport, Tennessee paper mill and higher prices for the Company's non-manufactured inventories. Receivables increased $31.0 million from December 31, 1994 due to higher sales and a slight increase in the number of days sales outstanding.

  The Company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, labor efficiency and to expand production. In 1995, the Company made such capital expenditures of $412.0 million.

  During 1995 the following major capital projects were completed:

      > Construction of a second linerboard machine at the paper mill in Campti, Louisiana which began production in February, 1995.

      > Construction of a gas turbine cogeneration facility at the Albany, Oregon paper mill.

      > Upgrade and rebuild to three specialty paper machines at the Johnsonburg, Pennsylvania fine paper mill.

      >    Upgrade and expansion to the paper machine at Oxnard, California.

      > Expansion of the cut sheet facility at Owensboro, Kentucky with a 12-pocket sheeter.

      > Acquisition of the Kingsport, Tennessee fine paper mill in May, 1995.

  Major capital projects underway at December 31, 1995 include the following:

      > Conversion of the Eugene, Oregon particleboard plant to manufacture medium density fiberboard.

      > Construction of an oriented strand board facility in Arcadia, Louisiana.

      > Expansion of pulping capacity at the Marlboro County, South Carolina fine paper mill.

      > New fine paper machine and related pulping capacity at Hawesville, Kentucky.

      > Upgrades to the chemical and fiber recovery areas at the Kingsport, Tennessee fine paper mill.

      > Expansion of secondary fiber capacity at the paper mill in Campti, Louisiana.

      > Construction of a new laminated veneer lumber and custom products plant in Albany, Oregon.

  The cost of all major capital projects in progress at December 31, 1995 is estimated to be approximately $922.9 million of which $179.3 million has already been spent. These projects will be funded with internally generated cash flows and with external borrowings if needed. The Company believes it has the resources available to meet its liquidity requirements through internally generated cash flows, short-term borrowings and revolving credit agreements which could be arranged with a number of banks. In addition, in April 1994, the Company registered, under the Securities Act of 1933, senior debt securities totaling $200 million. As of December 31, 1995, none of these debt securities had been issued.

  In August 1995, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company's common stock. During 1995, the Company purchased 50,000 share of its common stock for $2.7 million.

Other Matters

  The Company believes it is in substantial compliance with federal, state and local laws regarding environmental quality.

  The Environmental Protection Agency (EPA) has issued proposed rules regarding air and water quality referred to as the "cluster rules". These rules are currently undergoing public review and if not modified would be extremely onerous to the paper industry with a potential financial impact estimated in excess of $11 billion in capital spending to comply with the proposed rules. This level of regulation is not justified on either an environmental impact or cost benefit basis and it is hoped compromise can be reached lessening the severity of the rules.

  In addition to the impact of the cluster rules on pulp and paper mills, the Company's other operations are faced with increasingly stringent environmental regulations. Based upon regulations either enacted or proposed, the Company estimates that over the next five years additional capital expenditures which are not yet in process to comply with environmental regulations will not exceed $125 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, we believe that compliance with such environmental regulations will not have a material adverse effect upon the Company's competitive position.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information regarding (i) directors of the Company is set forth in the Company's definitive proxy statement (the "Proxy Statement") for its 1996 annual meeting of shareholders, under the heading "Election of Directors" and
(ii) the failure by a director of the Company to file, on a timely basis, one report required by Section 16(a) of the Securities Exchange Act of 1934, is set forth in the last paragraph under "Holders of Common Stock" in the Proxy Statement, which information is incorporated herein by reference.
Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

   Information regarding compensation of directors and executive officers of the Company is set forth in the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Directors" and "Employment Agreements." Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership of management and certain other beneficial owners is in the Proxy Statement under the heading "Holders of Common Stock" which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

   Information regarding certain relationships and related transactions is set forth in the Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation" which information is incorporated herein by reference.

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

(b)            Reports on Form 8-K.

               No reports on Form 8-K were filed for the quarter ended December 31, 1995.

                                 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILLAMETTE INDUSTRIES, INC.
                                             (Registrant)

                                        By/s/ J. A. PARSONS
Dated:  February 8, 1996                     (J. A. Parsons)
                                             Executive Vice President

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 8, 1996, by the following persons on behalf of the registrant in the capacities indicated.


    Signature                              Title
    ---------                              -----
Principal Executive Officer
  and Director

/s/ STEVEN R. ROGEL              President and Chief Executive Officer
    (Steven R. Rogel)            and Director

Principal Financial Officer

/s/ J. A. PARSONS                Executive Vice President and
    (J. A. Parsons)              Chief Financial Officer, Secretary and
                                 Treasurer

Principal Accounting Officer

/s/ DUANE C. MCDOUGALL           Vice President-Controller
    (Duane C. McDougall)


/s/ WILLIAM SWINDELLS            Chairman of the Board
    (William Swindells)


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


/s/ PAUL N. MCCRACKEN            Director
    (Paul N. McCracken)


/s/ STUART J. SHELK, JR.         Director
    (Stuart J. Shelk, Jr.)


/s/ ROBERT M. SMELICK            Director
    (Robert M. Smelick)


/s/ SAMUEL C. WHEELER            Director
    (Samuel C. Wheeler)


/s/ BENJAMIN R. WHITELEY         Director
    (Benjamin R. Whiteley)

Index to Consolidated Financial Statements

                                                                     Page No.

Independent Auditors' Report                                               21

Consolidated Balance Sheets as of December 31, 1995 and 1994               22

Consolidated Statements of Earnings for the Years ended
    December 31, 1995, 1994 and 1993                                       23

Consolidated Statements of Stockholders' Equity for the Years ended
    December 31, 1995, 1994 and 1993                                       24

Consolidated Statements of Cash Flows for the Years ended
    December 31, 1995, 1994 and 1993                                       25

Supplementary Business Segment Information                                 26

Selected Quarterly Financial Data                                          27

Notes to Consolidated Financial Statements                                 28

Independent Auditors' Report



The Board of Directors and Stockholders
Willamette Industries, Inc.:

    We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

    As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards #106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards #109, "Accounting for Income Taxes," in 1993.


                            KPMG PEAT MARWICK LLP


Portland, Oregon
February 8, 1996

CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994
(dollar amounts, except per share amounts, in thousands)

 Assets                                                            1995             1994
                                                              --------------   --------------

 Current assets:
   Cash                                                     $        17,961           12,798
   Accounts receivable, less allowance for doubtful
     accounts of $5,446 (1994 - $5,278)                             314,070          283,055
   Inventories (note 3)                                             391,358          256,091
   Prepaid expenses and deposits on timber cutting contracts         51,448           52,710
                                                              --------------   --------------
           Total current assets                                     774,837          604,654
                                                              --------------   --------------
 Timber, timberlands and related facilities, net                    518,873          509,075
 Property, plant and equipment, net (note 9)                      2,054,868        1,863,505
 Other assets                                                        64,977           56,164
                                                              --------------   --------------
                                                                  3,413,555        3,033,398
                                                              ==============   ==============
  Liabilities and Stockholders' Equity
  Current liabilities:
   Current installments on long-term debt (note 5)          $        29,598           50,956
   Notes payable (note 5)                                            51,000          100,000
   Accounts payable, includes book                                  180,176          173,549
     overdrafts of $58,158 (1994 - $48,589)
   Accrued payroll and related expenses                              65,335           58,945
   Accrued interest                                                  20,428           22,308
   Other accrued expenses                                            44,506           37,414
   Federal and state taxes on income (note 4)                        24,536           22,954
                                                              --------------   --------------
            Total current liabilities                               415,579          466,126
                                                              --------------   --------------
 Deferred income taxes (note 4)                                     330,142          231,717
 Other liabilities                                                   30,734           31,893
 Long-term debt, net of current installments (note 5)               790,210          915,797
 Stockholders' equity (note 7):
   Preferred stock, cumulative, of $.50 par value.
     Authorized 5,000,000 shares                                          -                -
   Common stock of $.50 par value.  Authorized
     75,000,000 shares; issued 55,223,706
       shares (1994 - 55,036,191 shares)                             27,612           27,518
   Capital surplus                                                  300,757          293,756
   Retained earnings                                              1,518,521        1,066,591
                                                              --------------   --------------
             Total stockholders' equity                           1,846,890        1,387,865
                                                              --------------   --------------
                                                            $     3,413,555        3,033,398
                                                              ==============   ==============

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF EARNINGS
  Years ended December 31, 1995, 1994 and 1993
  (dollar amounts, except per share amounts, in thousands)



                                                       1995         1994         1993
                                                    ----------   ----------   ----------
  Net sales                                       $ 3,873,575    3,007,949    2,622,237

  Cost of sales                                     2,777,735    2,456,437    2,191,448
                                                    ----------   ----------   ----------
     Gross profit                                   1,095,840      551,512      430,789

  Selling and administrative expenses                 201,784      184,699      174,413
                                                    ----------   ----------   ----------
     Operating earnings                               894,056      366,813      256,376

  Other income (expense)                                  798       (6,377)      (3,918)
                                                    ----------   ----------   ----------
                                                      894,854      360,436      252,458

  Interest expense                                     71,050       71,513       63,290
                                                    ----------   ----------   ----------
     Earnings before taxes and accounting changes     823,804      288,923      189,168

  Provision for income taxes (note 4)                 309,000      111,300       78,500
                                                    ----------   ----------   ----------
     Earnings before accounting changes               514,804      177,623      110,668

  Accounting changes (notes 2 and 6)                        -            -       26,364
                                                    ----------   ----------   ----------
     Net Earnings                                 $   514,804      177,623      137,032
                                                     ========     ========     ========
  Per share information:
     Earnings before accounting changes           $      9.34         3.23         2.02

     Accounting changes                                     -            -         0.48
                                                    ----------   ----------   ----------
     Net earnings                                 $      9.34         3.23         2.50
                                                    ==========   ==========   ==========

  Weighted average number of shares
     outstanding (in thousands)                        55,146       55,019       54,810
                                                    ==========   ==========   ==========


  Per share earnings are based upon the weighted average number of shares outstanding and have been adjusted for all stock splits.

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  Years ended December 31, 1995, 1994 and 1993
  (dollar amounts, except per share amounts, in thousands)

                                                        1995         1994         1993
                                                    ----------   ----------   ----------
  Common Stock:
    Balance at beginning of year                  $    27,518       27,449       27,385
       Shares issued for options exercised                119           69           64
       Stock repurchased and cancelled                    (25)           -            -
                                                    ----------   ----------   ----------
    Balance at end of year                        $    27,612       27,518       27,449
                                                    ==========   ==========   ==========
  Capital Surplus:
    Balance at beginning of year                  $   293,756      288,646      284,487
       Shares issued for options exercised              9,689        5,110        4,159
       Stock repurchased and cancelled                 (2,688)           -            -
                                                    ----------   ----------   ----------
    Balance at end of year                        $   300,757      293,756      288,646
                                                    ==========   ==========   ==========
  Retained Earnings:
    Balance at beginning of year                  $ 1,066,591      941,775      852,956
       Net earnings                                   514,804      177,623      137,032
       Less cash dividends on common stock
         ($1.14, $.96, $.88 per share in
         1995, 1994 and 1993 respectively)            (62,874)     (52,807)     (48,213)
                                                    ----------   ----------   ----------
    Balance at end of year                        $ 1,518,521    1,066,591      941,775
                                                    ==========   ==========   ==========

  See accompanying notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended December 31, 1995, 1994 and 1993
  (dollar amounts in thousands)


                                                            1995         1994         1993
                                                          ---------    ---------    ---------

  Cash flows from operating activities:
     Net earnings                                       $  514,804      177,623      137,032
     Adjustments to reconcile net earnings
        to net cash from operating activities:
          Net change in accounting standards                     -            -      (26,364)
          Depreciation                                     218,580      192,378      166,088
          Cost of fee timber harvested                      25,061       19,810       21,611
          Other amortization                                 5,524        5,064        6,503
          Increase in deferred income taxes                 98,425       33,422       32,810
     Changes in working capital items:
          Accounts receivable                              (31,015)     (75,894)     (24,365)
          Inventories                                     (135,267)      12,972      (20,367)
          Prepaid expenses and timber deposits               1,262       (5,265)      (7,018)
          Accounts payable and accrued expenses             18,229       26,648        8,444
          Accrued income taxes                               1,582       10,164        4,274
                                                          ---------    ---------    ---------
     Net cash from operating activities                    717,185      396,922      298,648
                                                          ---------    ---------    ---------
  Cash flows from investing activities:
        Proceeds from sale of equipment                      2,000        2,415        6,988
        Expenditures for property, plant and equipment    (411,985)    (340,278)    (361,488)
        Expenditures for timber and timberlands, net       (33,776)     (45,676)     (18,295)
        Expenditures for roads and reforestation            (7,762)      (7,207)      (7,081)
        Other                                               (8,602)      17,110      (10,719)
                                                          ---------    ---------    ---------
     Net cash from investing activities                   (460,125)    (373,636)    (390,595)
                                                          ---------    ---------    ---------
  Cash flows from financing activities:
        Debt borrowing                                      79,010       29,000      388,929
        Proceeds from sale of common stock                   9,635        5,011        4,073
        Repurchased common stock                            (2,713)           -            -
        Cash dividends paid                                (62,874)     (52,807)     (48,213)
        Payment on debt                                   (274,955)      (1,235)    (252,333)
                                                          ---------    ---------    ---------
     Net cash from financing activities                   (251,897)     (20,031)      92,456
                                                          ---------    ---------    ---------
  Net change in cash                                         5,163        3,255          509
  Cash at beginning of year                                 12,798        9,543        9,034
                                                          ---------    ---------    ---------
  Cash at end of year                                   $   17,961       12,798        9,543
                                                          =========    =========    =========

  Supplemental disclosures of cash flow information:

      Cash paid during the year for:
        Interest (net of amount capitalized)            $   72,930       70,791       65,183
                                                          =========    =========    =========
        Income taxes                                    $  208,993       67,714       41,416
                                                          =========    =========    =========
  See accompanying notes to consolidated financial statements.

  SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
  (dollar amounts in thousands)

                                                  1995   %        1994   %        1993   %        1992   %        1991   %
                                             --------------  --------------  --------------  --------------  --------------

  Sales to outside customers:
    Paper Group:
      Fabricated paper products........... $ 2,128,428  55   1,475,593  49   1,232,311  47   1,098,777  46     958,615  48
      Pulp and paper......................     681,094  18     410,365  14     360,014  14     381,529  16     392,910  19
                                             -------------   -------------   -------------   -------------   -------------
    Total Paper Group.....................   2,809,522  73   1,885,958  63   1,592,325  61   1,480,306  62   1,351,525  67
                                             -------------   -------------   -------------   -------------   -------------
    Building Materials Group:
      Lumber .............................     169,753   4     188,445   6     184,287   7     147,886   6     112,423   6
      Plywood ............................     428,707  11     441,397  15     425,387  16     397,332  17     296,550  15
      Particleboard and MDF ..............     272,336   7     292,153  10     234,123   9     186,973   8     148,749   7
      Other wood products.................     193,257   5     199,996   6     186,115   7     159,899   7      95,254   5
                                             -------------   -------------   -------------   -------------   -------------
    Total Building Materials Group........   1,064,053  27   1,121,991  37   1,029,912  39     892,090  38     652,976  33
                                             -------------   -------------   -------------   -------------   -------------
  Total net sales (1)..................... $ 3,873,575 100   3,007,949 100   2,622,237 100   2,372,396 100   2,004,501 100
                                             =============   =============   =============   =============   =============
  Intersegment sales at market value
    Building Materials Group.............. $    61,082          36,121          39,113          38,128          34,253
                                             =============   =============   =============   =============   ==============
  Contribution to earnings (2):
    Paper Group........................... $   707,234  79     124,856  34      53,655  21      95,970  49     119,719  83
    Building Materials Group..............     186,822  21     241,957  66     202,721  79     101,629  51      24,256  17
                                             -------------   -------------   -------------   -------------   -------------
      Contribution to earnings ...........     894,056 100     366,813 100     256,376 100     197,599 100     143,975 100
                                                       ===             ===             ===             ===             ===
  Other income (expense)..................         798          (6,377)         (3,918)         (1,725)         (7,103
  Interest expense........................      71,050          71,513          63,290          66,422          63,263
                                             ---------       ---------       ---------       ---------       ---------
  Earnings before taxes and
    accounting changes.................... $   823,804         288,923         189,168         129,452          73,609
                                             =========       =========       =========       =========       =========
  Identifiable assets:
    Paper Group........................... $ 2,359,462       2,090,399       1,884,017       1,663,990       1,361,437
    Building Materials Group..............     448,320         357,276         362,184         346,882         354,322
    Timber, timberlands and related
     facilities...........................     518,873         509,075         483,308         448,721         443,075
    Corporate.............................      86,900          76,648          75,044          67,823          60,233
                                             ---------       ---------       ---------       ---------       ---------
                                           $ 3,413,555       3,033,398       2,804,553       2,527,416       2,219,067
                                             =========       =========       =========       =========       =========

  (1)  The Company has no foreign operations and is not dependent on any one significant customer or group of customers.  Approximately 95% of the Company's total output is sold domestically.

  (2)  "Contribution to earnings" is defined to be that amount of earnings generated before (a) unallocable income, such as interest; (b) interest expense; and (c) income taxes.

  See accompanying notes to consolidated financial statements.

  SELECTED QUARTERLY FINANCIAL DATA
  (Unaudited) (dollar amounts, except per share amounts, in thousands)


                                                  Net Earnings
                         Net        Gross    ----------------------
        1995            Sales       Profit      Amount    Per Share
-------------------------------------------------------------------

1st Quarter........ $   900,638     229,829      99,083       1.80
2nd Quarter........   1,003,547     288,989     134,347       2.44
3rd Quarter........   1,019,420     311,956     150,705       2.73
4th Quarter........     949,970     265,066     130,669       2.37
------------------------------------------------------------------
Total.............. $ 3,873,575   1,095,840     514,804       9.34
==================================================================


                                                  Net Earnings
                         Net        Gross     ---------------------
        1994            Sales       Profit      Amount    Per Share
-------------------------------------------------------------------

1st Quarter........ $   679,701     114,964      32,885       0.60
2nd Quarter........     728,701     111,554      29,730       0.54
3rd Quarter........     780,827     132,925      37,720       0.68
4th Quarter........     818,720     192,069      77,288       1.41
-------------------------------------------------------------------
Total.............. $ 3,007,949     551,512     177,623       3.23
===================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993 (dollar amounts, except per share amounts, in thousands)

1. Nature of Operations
  Willamette Industries, Inc. is a diversified, integrated forest products company with 95 plants and mills manufacturing containerboard, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, laminated beams, laminated veneer lumber, wooden I-beams and other value-added wood products. The Company's principal lines of business are paper products and building materials. Based on sales, paper products represent approximately two-thirds of the Company's business with the balance consisting of building materials. The primary market for all the Company's products is the United States domestic market. Products are sold through wholesalers and distributors as well as directly to end users.

2. Summary of Significant Accounting Policies
     (a)  Principles of Consolidation
            The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

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

     (e)  Income Taxes
            Deferred income taxes are provided to reflect the tax effect of temporary differences in reporting income and deductions for tax purposes.
            Effective January 1, 1993, the Company adopted the provisions of SFAS #109 "Accounting for Income Taxes" which requires deferred taxes payable in the future to be reflected at current statutory tax rates. This change resulted in a credit to net earnings and a reduction in the deferred tax liability by an amount of $40,000 or $.73 per share.

     (f)  Capitalized Interest
            Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1995, 1994 and 1993 was $6,187, $9,294 and $15,904 respectively and is netted against interest expense in the consolidated statement of earnings. Such capitalized interest will be amortized over the depreciable life of the related assets.

     (g)  Repurchase of Company Common Stock
            The Oregon Business Corporation Act requires the Company to cancel common stock shares repurchased by the Company. The excess of cost over par value is charged to capital surplus.

     (h)  Use of Estimates
            Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Inventories
  The major components of inventories are as follows:

                                                   December 31,
                                            -------------------------
                                              1995             1994
                                            --------          -------
Finished product.......................     $ 98,055           72,229
Work in progress.......................        7,712            6,794
Raw material...........................      212,651          114,596
Supplies...............................       72,940           62,472
                                            --------          -------
                                            $391,358         $256,091
                                            ========         ========
Valued at:
  LIFO cost............................     $289,341         $167,481
  Average cost.........................      102,017           88,610

  If current cost rather than LIFO cost had been used by the Company, inven-tories would have been approximately $87,707 and $81,081 higher in 1995 and 1994 respectively.

4. Income Taxes
  The provision for income taxes includes the following:

                                          1995       1994       1993
                                        -------    -------     ------
Payable from taxable earnings..........$261,975     77,478     37,690
Payable (reduction) due to AMT......... (51,400)       400      8,000
                                        -------    -------     ------
Currently payable...................... 210,575     77,878     45,690
Deferred taxes due to temporary
   differences for:
      Accelerated depreciation.........  91,766     32,213     24,824
      Increase in Federal corporate
         tax rate by 1%................     -          -        5,864
      Other............................   6,659      1,209      2,122
                                        -------    -------     ------
         Total deferred................  98,425     33,422     32,810
                                        -------    -------     ------
         Total provision...............$309,000    111,300     78,500
                                        =======    =======     ======

Federal income taxes...................$265,500     95,000     67,000
State income taxes.....................  43,500     16,300     11,500
                                       $309,000    111,300     78,500

  The Company has no foreign pretax income. The Company's deferred income tax liability is mainly due to depreciation. Differences between the effective tax rate and the Federal statutory rate are shown in the following table as a percentage of pretax income:
                                                1995    1994    1993
                                                ----    ----    ----
Federal statutory rate.......................   35.0%   35.0%   35.0%
State income taxes, net of
  Federal tax effect.........................    3.4     3.7     4.0
Adjustment to deferred taxes due to increase
  in Federal corporate tax rate by 1%........      -       -     3.1
Other........................................    (.9)    (.2)    (.6)
                                                ----    ----    ----
                                                37.5%   38.5%   41.5%
                                                ====    ====    ====

  The Company's consolidated Federal income tax returns for 1978 through 1991 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the Company has provided for all deficiencies that ultimately might be assessed. The Tax Reform Act of 1986 expanded the corporate alternative minimum tax (AMT). Under this Act, the Company's tax liability is the greater of its regular tax or the AMT. To the extent the Company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. The Company utilized AMT credits of $51,400 in 1995. At December 31, 1995, the Company had no unused AMT credits.

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

5. Long-term Debt
  Long-term debt consists of the following:
                                                    December 31,
                                               ----------------------
                                                1995          1994
                                               -------       -------
Notes payable to public:
  9.55%, due in 1995.......................       -          100,000
  7.00%, due in 1998.......................    100,000       100,000
  9.625%, due in 2000......................    150,000       150,000
  7.75%, due in 2002.......................    100,000       100,000
  9.125%, due in 2003......................     50,000        50,000
  9.00%, due in 2021.......................    150,000       150,000

Medium-term notes, with interest
  rates ranging from 5.66% to 7.30%,
  due in varying amounts through 2013......    150,000       150,000

Bank term loan, with interest rates
  averaging 6.38% and 6.28%, due in 1996...     25,000       100,000

Revenue bonds, with interest
  rates averaging 5.11% and 5.39%,
  due in varying amounts
  through 2023.............................     89,265        62,067

Other long-term debt, with
  interest rates averaging
  8.03% and 8.20%, due in
  varying amounts through 2006..............     5,543         4,686
                                               -------       -------
                                               819,808       966,753
Less: Current installments..................    29,598        50,956
                                               -------       -------
                                              $790,210       915,797
                                               =======       =======

  Principal payment requirements on the above debt for the four years subse-quent to 1996 are: 1997, $768; 1998, $152,788; 1999, $753; 2000, $150,393.

  The Company utilized short-term borrowings with a number of banks at various times during 1995 and 1994 with $51,000 outstanding at December 31, 1995.
Such borrowings were backed by a line of credit which carried fees at market rates. The weighted average interest rate on short-term borrowings at December 31, 1995 and 1994 was 5.58% and 6.00% respectively. Other uncommitted lines of credit are available. Interest is based upon prevailing short-term rates in effect at the time of the transaction. Information on short-term debt during 1995 and 1994 is as follows:

                                                  1995         1994
                                                ---------   ----------
Average daily short-term debt outstanding...     $69,241      124,767
Weighted average interest rate..............        6.13%        4.51%
  The fair value of the Corporation's long-term debt is estimated to be approximately $912,570 based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with the same remaining maturities.

  The Company does not have any derivative financial instruments.

6. Pension and Retirement Plans
  The Company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees.

DEFINED BENEFIT PLANS

  Substantially all other employees of the Company are covered by noncontributory defined benefit plans. Under the salaried plan, retirement benefits are based on both years of service and the highest five consecutive years of compensation prior to retirement. Plans covering hourly employees provide benefits of stated amounts for each year of service. Total pension expense in 1995, 1994 and 1993 for all such plans was $6,189, $9,580,and $6,429 respectively.

  The Company makes annual contributions to the plans that are between the minimum amounts required by the Employee Retirement Income Security Act and the maximum amounts deductible under current tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

  The net periodic pension cost for 1995, 1994 and 1993 included the following components:
                                               1995     1994     1993
                                               ----     ----     ----
Service cost of benefits earned
  during the period ...................      $10,278   11,061    9,158
Interest cost on projected
  benefit contribution ................       18,451   16,843   16,026
Actual return on assets ...............      (70,087)  (2,071) (31,748)
Net amortization and deferral .........       43,114  (21,470)   9,066
                                              ------   ------   ------
Net periodic pension cost .............      $ 1,756    4,363    2,502
                                              ======   ======   ======

  The following table sets forth the plans' funded status and amount recognized in the Company's consolidated financial statements at December 31, 1995 and 1994:

                                         December 31
                  -------------------------------------------------------
                             1995                          1994
                  --------------------------    -------------------------
                  Assets Exceed  Accumulated    Assets Exceed Accumulated
                   Accumulated     Benefits      Accumulated     Benefits
                    Benefits    Exceed Assets     Benefits    Exceed Assets
                  ------------  -------------   ------------- -------------
Actuarial present
  value of benefit
  obligations:
Vested benefit
  obligation        $(211,992)     ( 30,234)       (169,342)     ( 28,431)
                      =======       =======         =======       =======
Accumulated
  benefit
  obligation        $(215,243)     ( 30,621)       (171,538)     ( 28,725)
                      =======       =======         =======       =======
Projected
  benefit
  obligation        $(255,903)     ( 30,621)       (203,695)      (30,328)
Plan assets
  at fair value       316,589        24,594         252,327        22,557
                      -------       -------         -------       -------
Plan assets
  greater (less)
  than projected
  benefit
  obligation           60,686        (6,027)         48,632        (7,771)
Unrecognized
  net (gain) loss     (56,751)           96         (43,071)          129
Prior service
  cost not yet
  recognized in
  net periodic
  pension cost          5,900         3,535           6,050         3,321
Unrecognized
  obligation,
  net of
  amortization         (4,079)         (181)         (6,169)           71
                      -------       -------         -------       -------
Prepaid pension
  cost(pension
  liability)
  recognized         $  5,756        (2,577)          5,442        (4,250)
                      =======       =======         =======       =======

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0% in 1995 versus 8.0% and 5.5% in 1994. The expected long-term rate of return on assets was 9.0%. Substantially all plan assets are invested in stocks, bonds and cash equivalents.

CONTRIBUTORY PLANS

  The Company covers all salaried employees and some hourly employees under 401(k) plans. The salaried plan allows employees to contribute up to 7% of their salary (which the Company matches up to 6%). The amounts contributed by the Company vary for the hourly plans. Total plan expenses were $8,857, $8,925 and $8,417 in 1995, 1994 and 1993 respectively.

POSTRETIREMENT BENEFIT PLANS

  Effective January 1, 1993, the Company adopted the provisions of SFAS #106 "Employers Accounting for Postretirement Benefits Other Than Pensions" which resulted in a change in accounting for such benefits from the "pay-as-you-go" basis to the accrual basis.

  The Company has a contributory postretirement health plan primarily covering its salaried employees. Employees become eligible for these benefits if they meet minimum age and service requirements. The accumulated postretirement benefit obligation (APBO) as of January 1, 1993 was $21,995 and was recorded as a charge, net of tax, against income on a cumulative basis in the amount of $13,600 or $.25 per share. The APBO as of December 31, 1995 and 1994 was:

                                                    1995          1994
                                                  -------       -------
Retirees.....................................     $13,001       $10,718
Other fully eligible participants............       5,339         4,339
Other active participants....................      12,421         9,896
                                                  -------       -------
                                                   30,761        24,953
Unrecognized loss............................      (5,056)       (  688)
                                                  -------       -------
APBO recognized in balance sheet.............     $25,705       $24,265
                                                  =======       =======
Weighted average discount rate...............         8.0%          7.0%
                                                  =======       =======

  The components of net periodic postretirement expenses are as follows:

                                                1995    1994      1993
                                              -------  ------    ------
Service cost benefits earned in period....... $   867     826       675
Interest cost on accumulated
  benefit obligation.........................   2,043   1,811     1,725
Amortization of (gain) loss from
  earlier periods............................      71      60         -
                                              -------  ------    ------
Net expense.................................. $ 2,981   2,697     2,400
                                              =======  ======    ======
Weighted average discount rate...............     8.0%    7.0%      8.0%
                                                  ===     ===       ===

  For the year 1995, a 10.0% increase in the medical cost trend rate was assumed. This rate decreases incrementally to an annual rate of 5.0% after 10 years. A 1.0% increase in the medical trend rate would increase the APBO by $3,000 and increase the net periodic postretirement expense by $380.

7. Stockholders' Equity
  The Company's 1995 Long-Term Incentive Plan (the Plan) which replaced an earlier plan, provides for grants of stock options to directors and key employees and awards of stock appreciation rights (SARs) and restricted shares of common stock to key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in 33-1/3% increments per year and expire ten years from the date of grant. The Company has reserved 2,750,000 shares for distribution under the Plan. A summary of stock option activity related to the Plan is as follows:
                                                       Option Price
                                        Shares          Per Share
                                      ----------       ------------
Outstanding December 31, 1992          1,006,572       16.75-38.875
   Granted                               259,150             39.25
   Exercised                             137,459       16.75-38.875
   Canceled or surrendered                 1,460       38.875-39.25
                                      ----------       ------------
Outstanding December 31, 1993          1,126,803       16.75-39.25
   Granted                               259,420             45.375
   Exercised                             143,045       16.75-39.25
   Canceled or surrendered                10,367       16.75-45.375
                                       ---------       ------------

Outstanding December 31, 1994          1,232,811       16.75-45.375
   Granted                               299,990             51.50
   Exercised                             244,344       16.75-45.375
   Canceled or surrendered                 6,653       16.75-51.50
                                       ---------      ------------
Outstanding December 31, 1995          1,281,804      $23.25-51.50
                                       =========      ============

Shares exercisable                       792,403      $23.25-51.50
                                       =========      ============

  In addition, SARs which have been awarded and are outstanding to officers of the Company amount to 59,940 shares, of these 2,410 with a basis of $28.875; 7,340 with a basis of $24.25; 19,350 with a basis of $23.25 and 30,840 with a basis of $26.25 were available for exercise at December 31, 1995. On exercise of the SAR, the holder receives in cash an amount equal to the difference between the market price of the common stock at the date the SAR is exercised and the basis of the SAR.

  Restricted shares vest based upon continued employment, the attainment of performance goals or both, and are subject to transfer restrictions until vested. The Company has awarded 39,202 restricted shares of common stock to certain officers at no cost. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1995, 7,630 restricted shares have not yet vested and 31,572 shares have been either issued or cancelled. Unearned compensation, representing the fair market value of the shares at the date of issuance, is charged to income over the vesting period.


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

  In August 1995, the Board of Directors of the Company authorized the repurchase of up to $100,000 of the Company's common stock. During 1995, the Company purchased 50,000 shares of its common stock for $2,713.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards #123 on accounting for stock-based compensation that is effective for years beginning after December 15, 1995. The Company anticipates that the impact of this accounting standard will not be material to its financial statements when implemented.

8. Business Segments
   The Company operates in two principal business segments: paper products and building materials. Timber, timberlands and related facilities have not been allocated to the two segments because they are managed to supply raw materials to both segments. Information with respect to the sales, operating income and identifiable assets of these segments is included in the five-year comparison on page 26. Information with respect to depreciation, cost of fee timber harvested, amortization and capital expenditures for the years ended December 31, 1995, 1994 and 1993 is shown below:
                                              Depreciation,
                                      Cost of Fee Timber Harvested
                                            and Amortization
                                      ----------------------------
                                          1995     1994     1993
                                          ----     ----     ----
Paper products.............            $177,888  152,983  129,069
Building materials.........              46,216   44,459   43,522
Timber, timberlands and
   related facilities......              25,061   19,810   21,611
                                        -------  -------  -------
                                       $249,165  217,252  194,202
                                        =======  =======  =======

                                           Capital Expenditures
                                        -------------------------
                                          1995     1994     1993
                                          ----     ----     ----
Paper products.............            $300,145  298,931  323,952
Building materials.........             111,840   41,347   37,536

Timber, timberlands and
   related facilities......              41,538   52,883   25,376
                                        -------  -------  -------
                                       $453,523  393,161  386,864
                                        =======  =======  =======
9. Property, Plant and Equipment
   Property, plant and equipment accounts are summarized as follows:

                             Principal
                             range of               December 31
                                             -------------------------
                            useful lives        1995        1994
                            ------------     ---------    --------
Land........................       -        $   32,680      28,933
Building materials
   manufacturing facilities.    10 - 20        534,646     518,295
Paper products
   manufacturing and
   converting facilities....    10 - 30      2,726,554   2,383,177
Furniture and fixtures......     3 - 10         67,504      58,930
Leasehold improvements......  life of lease      6,286       6,195
Construction in progress....       -           181,581     169,857
                                             ---------   ---------
                                             3,549,251   3,165,387
Accumulated depreciation....                 1,494,383   1,301,882
                                             ---------   ---------
                                            $2,054,868   1,863,505
                                             =========   =========

10. Contingencies
   There are various lawsuits, claims and environmental matters pending against the Company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined will not have a material adverse effect on the Company's financial condition or operations.

                               INDEX TO EXHIBITS


EXHIBIT

2.      Not applicable.

3A. Third Restated Articles of Incorporation of the registrant. Incorporated by reference from Exhibit 3A of the registrant's annual report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K"). [16]

3B.     Bylaws of the registrant as amended through October 1, 1995. [27]

4A. Indenture dated as of March 15, 1983, between registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985
        (File No. 33-1876).  [89]

4A1. Terms of the series of 9.625% Notes due 2000 and form of Note for such series. Incorporated by reference from Exhibit 4A5 of the 1990 Form 10-K. [5]

4A2. Terms of the series of 9.125% Notes due 2003 and form of Note for such series. Incorporated by reference from Exhibit 4A6 of the registrant's annual report on Form 10-K for the year ended
        December 31, 1991 ("1991 Form 10-K").  [5]

4A3. Terms of the series of 9.0% Notes due 2021 and form of Note for such series. Incorporated by reference from Exhibit 4A7 of the 1991
        Form 10-K.  [5]

4A4. Terms of the series of 7.75% Notes due 2002 and form of Note for such series. Incorporated by reference from Exhibit 4A8 of the registrant's annual report on Form 10-K for the year ended
        December 31, 1992.  [5]

4A5. Form of Note for the series of 7.0% Notes due 1998 in the aggregate principal amount of $100,000,000. Incorporated by reference from
        Exhibit 4D of the registrant's current report on Form 8-K dated December 29, 1992. [5]

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

10D. Willamette Industries Inc. Severance Agreement with Key Management Group. Incorporated by reference from Exhibit 10 of the 1991 Form 10-K.* [13]

10E. Willamette Industries 1993 Deferred Compensation Plan. Incorporated by reference from Exhibit 10E to the 1993 Form 10-K.* [16]

10F. Willamette Industries 1995 Long-Term Incentive Compensation Plan. Incorporated by reference from Exhibit 10F of the registrant's annual report on Form 10-K for the year ended December 31, 1994.* [12]

10G. Consulting agreement dated October 1, 1995 between the registrant and William Swindells.* [4]

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

22.     Not applicable.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 8, 1996, in the registrant's registration statements on Forms S-3 and S-8. [1]

24.     Not applicable.

27.     Financial Data Schedule.  [1]

28.-98. Not applicable.

99. Description of the registrant's common stock incorporated by reference from exhibit 28 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1992. [4]

        The registrant will furnish a copy of any exhibit to this annual report on Form 10-K to any security holder for a fee of $0.30 per page to cover the registrant's expenses in furnishing the copy. The number of pages of each exhibit is indicated in brackets at the end of each exhibit description.
________________________

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