Form 10-Q
period 1996-03-31
WILLAMETTE INDUSTRIES INC
filed 1996-05-10
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         March 31, 1996
                         --------------
                  Commission File Number 0-3730
                                         ------


                   Willamette Industries, Inc.
- ------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)



        State of Oregon                        93-0312940
- ------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)



  1300 S.W. Fifth Avenue, Suite 3800, Portland, Oregon   97201
- ------------------------------------------------------------------
       (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code (503) 227-5581
                                                   ---------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  x         No
                                            -----         -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,238,977, May 9, 1996.
                                  ------------------------


WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                         FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                                             PART I
(dollar amounts, except per share amounts, in thousands)                                ITEM 1

                                                                 March 31,   December 31,
                           ASSETS                                  1996           1995
                                                                 --------    ------------
Current assets:
  Cash                                                       $      44,925         17,961
  Accounts receivable, net of allowance
    for doubtful accounts of $5,557 and $5,446                     312,537        314,070
  Inventories (Note 2)                                             359,319        391,358
  Prepaid expenses and timber deposits                              42,147         51,448
                                                                 ---------      ---------
      Total current assets                                         758,928        774,837


Timber, timberlands and related facilities, net (Note 3)           569,609        518,873

Property, plant and equipment, at cost less
  accumulated depreciation of $1,551,468 and $1,494,383          2,098,204      2,054,868

Other assets                                                        65,531         64,977
                                                                 ---------      ---------

                                                             $   3,492,272      3,413,555
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                     $       3,588         29,598
  Notes payable                                                     70,000         51,000
  Accounts payable, includes book overdrafts
    of $52,674 and $58,158                                         154,489        180,176
  Accrued expenses                                                 143,744        130,269
  Accrued income taxes                                              56,298         24,536
                                                                 ---------      ---------

      Total current liabilities                                    428,119        415,579

Deferred income taxes                                              337,429        330,142

Other liabilities                                                   30,279         30,734

Long-term debt, net of current installments                        793,160        790,210

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000,000 shares.                                      -              -
  Common stock of $.50 par value. Authorized 75,000,000
    shares; issued 55,226,339 and 55,223,706 shares.                27,613         27,612
  Capital surplus                                                  300,898        300,757
  Retained earnings                                              1,574,774      1,518,521
                                                                 ---------      ---------
      Total stockholders' equity                                 1,903,285      1,846,890
                                                                 ---------      ---------
                                                             $   3,492,272      3,413,555
                                                                 =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                         FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                     PART I
(dollar amounts, except per share amounts, in thousands)                ITEM 1




                                             Three Months Ended
                                                   March 31,
                                         ------------------------
                                              1996          1995
                                          -----------    ---------
Net sales                                $    866,112      900,638

Cost of sales                                 678,166      670,809
                                           ----------   ----------
  Gross profit                                187,946      229,829

Selling and administrative expenses            55,150       49,402
                                           ----------   ----------

  Operating earnings                          132,796      180,427

Other income (expense)                            204         (115)
                                           ----------   ----------
                                              133,000      180,312

Interest expense                               14,086       19,201
                                           ----------   ----------
  Earnings before taxes                       118,914      161,111

Provision for income taxes                     45,544       62,028
                                           ----------   ----------
  Net earnings                           $     73,370       99,083
                                           ==========   ==========
Weighted average number of
  shares outstanding                       55,224,168   55,042,806
                                           ==========   ==========
Per share information:
  Net earnings                           $       1.33         1.80
                                           ==========   ==========


  Dividends                              $       0.31         0.27
                                           ==========   ==========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                  FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            PART I
(dollar amounts in thousands)                                                    ITEM 1
                                                                   Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                   1996            1995
                                                                ---------      ---------
Cash flows from operating activities:
  Net earnings                                              $      73,370         99,083
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                 58,570         51,653
      Cost of fee timber harvested                                  3,618          5,528
      Other amortization                                            1,202          1,239
      Increase in deferred income taxes                             7,287         24,191

  Changes in working capital items:
      Accounts receivable                                           1,533        (48,067)
      Inventories                                                  32,039        (18,265)
      Prepaid expenses and timber deposits                          9,301         (2,534)
      Accounts payable and accrued expenses                       (12,212)        21,725
      Accrued income taxes                                         31,762         30,805
                                                                ---------       --------
  Net cash from operating activities                              206,470        165,358
                                                                ---------       --------
Cash flows from investing activities:
      Proceeds from sale of equipment                                 281            296
      Expenditures for property, plant and equipment             (102,194)       (84,918)
      Expenditures for timber and timberlands, net                 (4,736)        (6,487)
      Expenditures for roads and reforestation                     (2,311)        (1,833)
      Acquisition (Note 3)                                        (50,796)           -
      Other                                                         1,320            984
                                                                ---------       --------
  Net cash from investing activities                             (158,436)       (91,958)
                                                                ---------       --------
Cash flows from financing activities:
      Debt borrowing                                               22,045          1,165
      Proceeds from sale of common stock                              107            638
      Cash dividends paid                                         (17,117)       (14,857)
      Payment on debt                                             (26,105)       (61,212)
                                                                ---------       --------
  Net cash from financing activities                              (21,070)       (74,266)
                                                                ---------       --------
Net change in cash                                                 26,964           (866)
Cash at beginning of period                                        17,961         12,798
                                                                ---------       --------
Cash at end of period                                       $      44,925         11,932
                                                                =========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $      16,393         19,293
                                                                =========       ========
    Income taxes                                            $       6,495          7,032
                                                                =========       ========

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 1



                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2    The components of inventories are as follows (thousands of dollars):
                                 March 31,      December 31,
                                    1996            1995
                                  --------        -------
            Finished product    $  109,681         98,055
            Work in process          6,335          7,712
            Raw material           170,563        212,651
            Supplies                72,740         72,940
                                  --------        -------

                                $  359,319        391,358
                                  ========        =======


Note 3 On March 12, 1996 the Company announced an agreement to acquire the timberland operations of Cavenham Forest Industries Inc., an affiliate of Hanson plc, in Louisiana and the Pacific Northwest. The purchase price for the properties is $1.588 billion. The transaction is expected to close on May 15, 1996. The Company has agreements with three parties to sell a substantial portion of the properties but expects to retain assets with an approximate cost of $950 million which will be financed with debt. In connection with the purchase, the Company made a deposit of $50 million which is reflected in timber and timberland assets.

           Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 2

                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                                March 31, 1996

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

RESULTS OF OPERATIONS
1st Quarter 1996 vs. 1st Quarter 1995
Net sales decreased 3.8% in the first quarter of 1996 compared with the first quarter of 1995. Paper products sales increased 2.8%. The increase in paper products sales was due to higher unit shipments and higher selling prices for most fine paper products that were partially offset by declines in selling prices for unbleached paper products lines. Unit shipments of the Company's paper products exceeded levels from the first quarter of 1995 as several capital expansion projects, including the acquisition of the Kingsport, Tennessee fine paper mill, have come on-line since the first quarter of 1995. During the first quarter of 1996, prices for all paper products trended downward and the Company took downtime at some of its paper mills as a result of the inventory buildup in the market and continued excess capacity. Pricing pressures in all paper products lines may continue if further corrections to paper inventories are necessary.

Building materials sales decreased 18.6% compared with the first quarter of 1995 due to declines in both selling prices and unit shipments for all building materials product lines. Selling prices and unit shipments for all building

FORM 10-Q
PART I
ITEM 2

materials product lines declined 11.8% and 9.6% respectively on a one-inch basis compared with the first quarter of 1995. Poor weather conditions along with the recent completion of several new structural panel and composite board plants has created a supply and demand imbalance resulting in price decreases in all building materials markets. Selling prices for building materials product lines were also lower due to exceptionally strong pricing in the first quarter of 1995.

Gross profit margins decreased to 21.7% in the first quarter of 1996 from 25.5% in the first quarter of 1995. Paper product gross margins decreased to 25.7% from 26.6% in the first quarter of 1995. While selling prices for unbleached paper products were lower in the first quarter of 1996 compared with the first quarter of 1995, gross margins improved slightly as old corrugated container (OCC) costs decreased significantly (42.1%) in the first quarter of 1996 compared with the first quarter of 1995. A decline in fine paper products gross margins during the first quarter of 1996 more than offset the slight increase in gross margins realized by unbleached paper products. Gross margins for fine paper products declined mainly due to significantly lower selling prices for hardwood market pulp. Prices for hardwood market pulp decreased 35.9% in the first quarter of 1996 from the comparable period in 1995.

Building materials gross margins declined to 10.5% compared with 23.2% in the first quarter of 1995. The decrease in building materials gross margins is mainly due to lower selling prices in all building materials product lines. The cost of logs increased 3.8% in the first quarter of 1996 over levels from the first quarter of 1995 exacerbating the decline in building materials gross margins. Log costs increased primarily due to higher open market log prices in the Company's southern operating regions. Building materials gross margins

FORM 10-Q
PART I
ITEM 2


were also negatively affected by start-up costs for a new oriented strand board plant and a medium density fiberboard plant that came on-line during the first quarter of 1996.

Selling and administrative expenses increased $5.7 million or 11.6% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 6.4% for the first quarter of 1996 compared with 5.5% for the first quarter of 1995. The increase in this ratio was due to higher selling and administrative expenses coupled with a decline in net sales.

Interest expense was $14.1 million in the first quarter of 1996 compared with $19.2 million in the first quarter of 1995. The Company's average outstanding debt decreased $180.6 million between the two periods which was the main reason for the decline in interest expense. In addition, the Company's effective interest rate on average outstanding debt was 7.79% in the first quarter of 1996 compared with 7.99% for the first quarter of 1995.

                   FINANCIAL CONDITION AS OF MARCH 31, 1996
During the first three months of 1996, the Company had capital expenditures of $109.2 million and made a deposit of $50.0 million in connection with the asset purchase agreement with Hanson plc. These investments were funded with internally generated cash flows. Cash flows from operating activities increased $41.1 million or 24.9% in the first three months of 1996 from the comparable period in 1995 mainly due to a reduction in the Company's investment in working capital.

The total debt to capital ratio has decreased to 31.3% at March 31, 1996 from

FORM 10-Q
PART I
ITEM 2
32.0% at December 31, 1995. Net working capital decreased to $330.8 million at March 31, 1996 from $359.3 million at December 31, 1995.

On March 12, 1996 the Company announced an agreement with Cavenham Forest Industries Inc. to acquire nearly 1.1 million acres of timberland and a sawmill for $1.6 billion. The Company plans to retain approximately 546,000 acres of this timberland and the sawmill with an estimated value of $950 million which will be financed with debt. Willamette has agreements in principle with three other companies to sell them the remaining assets of this acquisition. The Company estimates that its total debt to capital ratio will move from 31.3% at March 31, 1996 to approximately 51.0% at closing which is planned for May 15, 1996. Willamette anticipates it can maintain its present course of capital spending over the next three years and still bring its debt to capital ratio back to current levels by 1999. Credit rating agencies have shown a great deal of confidence in the Company's ability to do this by maintaining the Company's credit ratings in the "A" range, thereby preserving our cost of capital.

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

On April 25, 1996, the Board of Directors of the Company voted to pay a quarterly cash dividend of $.31 per share in the second quarter of 1996; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition. Also, in August of 1995, the Board of

FORM 10-Q
PART I
ITEM 2


Directors of the Company authorized the repurchase of up to $100.0 million of the Company's common stock. As of March 31, 1996, the Company had purchased 50,000 shares of its common stock for $2.7 million.

                                                                     FORM 10-Q
                                                                       PART II





                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held April 25, 1996.

The following directors were elected at the annual meeting for terms of office expiring in 1999 by the vote indicated below:

                                                Abstentions and
                            For      Withheld    Broker Non-votes
                        ----------  ----------   ----------------
E. B. Hart              47,954,728    258,702            0
C. W. Knodell           47,958,838    254,592            0
Steven R. Rogel         47,960,333    253,097            0
William Swindells       47,959,513    253,917            0

The following individuals continue to serve as directors:

                                         Expiration
                                          Of Term
                                         ----------
           Paul N. McCracken                1997
           Stuart J. Shelk, Jr.             1997
           Samuel C. Wheeler                1997
           C. M. Bishop, Jr.                1998
           Robert M. Smelick                1998
           Benjamin R. Whiteley             1998

The amendment of the Company's Third Restated Articles of Incorporation increasing the number of authorized shares of common stock, $.50 par value to 150,000,000 shares was approved at the annual meeting by the following vote:
43,609,881 for; 4,413,898 against and 189,651 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
           (a)  Exhibits
                --------

                Exhibit No.        Exhibit
                -----------        -------
                     3A            Third Restated Articles of
                                   Incorporation, as amended.

                     12            Computation of
                                   Ratio of Earnings
                                   to Fixed Charges.

                     27            Financial Data Schedule.

                     99            Description of the registrant's
                                   common stock, as amended

           (b)  Reports on Form 8-K
                -------------------
                 On March 14, 1996 the Company filed a report on Form 8-K reporting under Item 5 the execution of an agreement with Hanson Natural Resources Company, Cavenham Energy Resources Inc. and Cavenham Forest Industries Inc. providing for the purchase by the Company of certain timberland operations from Cavenham Forest Industries Inc. for $1.588 billion. Such information is incorporated herein by reference.

FORM 10-Q
PART II


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLAMETTE INDUSTRIES, INC.



                        By   /s/J. A. Parsons
                             -----------------------
                              J. A. Parsons
                              Executive Vice President
                              (Principal Financial Officer)

Date:  May 10, 1996