Form 10-Q
period 1996-06-30
WILLAMETTE INDUSTRIES INC
filed 1996-08-14
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         June 30, 1996

                  Commission File Number 0-3730



                   Willamette Industries, Inc.
     (Exact name of registrant as specified in its charter)



        State of Oregon                        93-0312940
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)



1300 S.W Fifth Avenue, Suite 3800, Portland, Oregon       97201
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

                                           Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value: 55,260,739, August 12, 1996.


WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                    FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                                        PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                           ITEM 1

                                                                  JUNE 30,    DECEMBER 31,
                           ASSETS                                  1996           1995
                           ------                                ---------      ------
Current assets:
  Cash                                                       $      53,643         17,961
  Accounts receivable, less allowance
    for doubtful accounts of $5,444 and $5,446                     307,911        314,070
  Inventories (Note 2)                                             346,971        391,358
  Prepaid expenses and deposits on timber cutting contracts         37,328         51,448
  Assets held for sale (Note 3)                                    199,626           -
                                                                   -------        -------
      Total current assets                                         945,479        774,837

Timber, timberlands and related facilities, net (Note 3)         1,461,180        518,873

Property, plant and equipment, at cost less
  accumulated depreciation of $1,605,219 and $1,494,383          2,133,635      2,054,868

Other assets                                                        72,035         64,977
                                                                 ---------      ---------
                                                             $   4,612,329      3,413,555
                                                                 =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                     $       3,435         29,598
  Notes payable (Note 3)                                           220,000         51,000
  Accounts payable, includes book overdrafts
    of $49,602 and $58,158                                         165,018        180,176
  Accrued expenses                                                 152,723        130,269
  Accrued income taxes                                              16,296         24,536
                                                                 ---------      ---------
      Total current liabilities                                    557,472        415,579

Deferred income taxes                                              342,222        330,142

Other liabilities                                                   29,826         30,734

Long-term debt, net of current installments (Notes 3 & 4)        1,747,595        790,210

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000,000 shares.                                      -              -
  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 55,253,569 and 55,223,706 shares.                27,627         27,612
  Capital surplus                                                  301,682        300,757
  Retained earnings                                              1,605,905      1,518,521
                                                                 ---------      ---------
      Total stockholders' equity                                 1,935,214      1,846,890
                                                                 ---------      ---------
                                                             $   4,612,329      3,413,555
                                                                 =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                 FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                             PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                        ITEM 1


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                        --------------------    ----------------------
                                         1996         1995         1996         1995
                                        -------    ---------    ---------    ---------
Net sales                          $    858,792    1,003,547    1,724,904    1,904,185

Cost of sales                           704,807      714,558    1,382,973    1,385,367
                                     ----------    ---------    ---------    ---------

  Gross profit                          153,985      288,989      341,931      518,818

Selling and administrative expenses      55,640       52,079      110,790      101,481
                                     ----------    ---------    ---------    ---------

Operating earnings                       98,345      236,910      231,141      417,337

Other income                                969          504        1,173          389
                                     ----------    ---------    ---------    ---------
                                         99,314      237,414      232,314      417,726

Interest expense                         21,106       18,964       35,192       38,165
                                     ----------    ---------    ---------    ---------

  Earnings before taxes                  78,208      218,450      197,122      379,561

Provision for income taxes               29,954       84,103       75,498      146,131
                                     ----------    ---------    ---------    ---------

  Net earnings                     $     48,254      134,347      121,624      233,430
                                     ==========    =========    =========    =========

Weighted average number of
  shares outstanding                 55,241,935   55,066,119   55,233,052   55,054,527
                                     ==========   ==========   ==========   ==========

Per share information:
  Net earnings                     $       0.87         2.44         2.20         4.24
                                     ==========   ==========   ==========   ==========


  Dividends                        $       0.31         0.27         0.62         0.54
                                     ==========   ==========   ==========   ==========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                  FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                                    ITEM 1


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ------------------------
                                                                   1996            1995
                                                                ---------       --------
Cash flows from operating activities:
  Net earnings                                              $     121,624        233,430
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                119,731        105,243
      Cost of fee timber harvested                                 16,295         11,674
      Other amortization                                            4,613          3,099
      Increase in deferred income taxes                            12,080         52,668

  Changes in working capital items:
      Accounts receivable                                           6,159        (89,514)
      Inventories                                                  58,984        (78,048)
      Prepaid expenses and timber deposits                         14,120         (5,619)
      Accounts payable and accrued expenses                        (8,140)        48,861
      Accrued income taxes                                         (8,240)         3,930
      Assets held for sale (Note 3)                              (199,626)           -
                                                                ---------        -------

  Net cash from operating activities                              137,600        285,724
                                                                ---------        -------

Cash flows from investing activities:
      Proceeds from sale of equipment                                 532            465
      Expenditures for property, plant and equipment             (191,330)      (204,457)
      Expenditures for timber and timberlands, net                 (7,749)       (14,805)
      Expenditures for roads and reforestation                     (4,375)        (3,395)
      Acquisition of Cavenham (Note 3)                           (957,385)           -
      Other                                                        (8,466)        (5,245)
                                                               ----------        -------

  Net cash from investing activities                           (1,168,773)      (227,437)
                                                               ----------       --------

Cash flows from financing activities:
      Debt borrowing                                            1,128,211         72,865
      Proceeds from sale of common stock                              873          1,957
      Cash dividends paid                                         (34,240)       (29,720)
      Payment on debt                                             (27,989)      (100,482)
                                                                ---------       --------
  Net cash from financing activities                            1,066,855        (55,380)
                                                                ---------       --------

Net change in cash                                                 35,682          2,907

Cash at beginning of period                                        17,961         12,798
                                                                ---------       --------

Cash at end of period                                       $      53,643         15,705
                                                                =========       ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
    Interest (net of amount capitalized)                    $      34,671         39,277
                                                                =========       ========

    Income taxes                                            $      71,277         89,533
                                                                =========       ========

                                                                      FORM 10-Q
                                                                         PART I
                                                                         ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2      The components of inventories are as follows (thousands of dollars):
                                                June 30,      December 31,
                                                  1996           1995
                                                --------       --------
                  Finished product            $   94,692         98,055
                  Work in process                  6,852          7,712
                  Raw material                   170,625        212,651
                  Supplies                        74,802         72,940
                                                --------       --------

                                              $  346,971        391,358
                                                ========       ========

Note 3 On May 15, 1996, the Company acquired approximately 602,000 acres of timberland, a sawmill and related assets in Louisiana and the Pacific Northwest from Hanson Natural Resources Company, an affiliate of Hanson plc. (the "Cavenham acquisition"). The purchase price for the properties was $1.145 billion. The Company has entered into a contract to convey approximately 56,000 acres of the Oregon timberland included in the Cavenham acquisition to a third party for approximately $198 million, plus certain expenses incurred by the Company, and is reflected herein as "Assets held for sale." After giving effect to the sale to third parties, the Company acquired 546,000 acres of timberland, a sawmill and related assets for $947 million, plus post-closing adjustments which, at June 30, 1996, approximate $10 million.

            The Company funded the acquisition from cash and $1.1 billion of borrowing under a Credit Agreement among the Company and a group of banks providing for a revolving loan and a term loan. The revolving loan provides for borrowings of up to $1.0 billion in principal amount to mature on May 15, 2001, and had an initial outstanding principal balance of $500 million ($450 million at June 30, 1996). The term loan is in the principal amount of $600 million to mature on May 15, 1998. The weighted average interest rates per annum for the indebtedness outstanding under the revolving loan and term loan at June 30, 1996 were 5.75% and 5.72%, respectively. $200 million of the term loan is reflected in "Notes payable" and corresponds to the anticipated sale of the "Assets held for sale" and concurrent paydown of a portion of the term loan upon such sale with the net proceeds therefrom as required by the Credit Agreement. Interest expense does not include any adjustments for interest on debt attributable to the "Assets held for sale" as these costs are reimbursable expenses pursuant to the agreement with the purchaser. The remaining $400 million of the term loan was prepaid on July 1, 1996 with the proceeds of the issuance of public debt discussed in Note 4.

            The purchase price of the 546,000 acres of timberland and related assets that the Company retained was allocated as follows:


                    Purchase price                    $  957,385
                                                         =======

                    Timber, timberlands and
                      related facilities, net         $  950,723
                    Property, plant and equipment          7,720
                    Inventories                           14,597
                    Liabilities                          (15,655)
                                                         -------
                                                      $  957,385
                                                         =======

Note 4 On July 1, 1996, the Company issued $400 million in debentures, $200 million at 7.85% due July 1, 2026 and $200 million at 7.35% due July 1, 2026. The holders of the 7.35% debentures may elect to have such debentures repaid on July 1, 2006. The proceeds of the sale were used to reduce indebtedness under the term loan made pursuant to the Credit Agreement relating to the Cavenham acquisition.




            Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1996


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

                              RESULTS OF OPERATIONS
                      2nd Quarter 1996 vs. 2nd Quarter 1995

      Net sales decreased 14.4% in the second quarter of 1996 compared with the second quarter of 1995. Total paper product sales decreased by 18.8% in the second quarter of 1996 compared with the second quarter of 1995 as a result of sales price realizations significantly decreasing in all paper product lines, the smallest decrease being 16.1%. Pricing pressures in all product lines continued from the first quarter as paper inventory excesses were corrected. The Company has worked off its excess inventory and is now operating at normal inventory levels. Copy paper markets are experiencing stronger demand with volume increases of 29.2% in the second quarter of 1996 compared with the second quarter of 1995. While continuous forms markets are strengthening from the first quarter of 1996, they showed a 4.1% decrease in units shipped in the second quarter of 1996 versus 1995. In addition, for unbleached paper product lines, sales volume increased 3.1% in the corrugated container line, but decreased 13.2% in the paper bag line.

      Building materials sales decreased 3.3% compared with the second quarter of 1995. Lumber markets improved in the second quarter of 1996 due to strong housing starts as both sales price realizations and unit shipments increased over the second quarter of 1995 by 2.1% and 13.2%, respectively. A significant portion of the volume increase is attributable to the Warrenton, Oregon Sawmill purchased in the Cavenham acquisition (see Note 3 in Notes to Consolidated Financial Statements). In addition, medium density fiberboard ("MDF") reflected unit shipment increases over the second quarter of 1995 of 22.9%, primarily attributable to the late March start-up of the newly-converted Eugene, Oregon plant. The MDF volume increase was offset by a sales price realization decrease of 18.4%. The Company also began producing oriented strand board ("OSB") in late April at its new Arcadia, Louisiana plant. The supply and demand imbalance created from the construction of several new structural panel and composite board plants continued in the second quarter of 1996, reflecting decreases in both prices and unit shipments of plywood.

      Gross profit margins decreased to 17.9% in the second quarter of 1996 from 28.8% in the second quarter of 1995. Paper product gross margins decreased to 19.5% from 30.7% in the second quarter of 1995 as average sales prices declined in all paper product lines and additional down time was incurred for the Marlboro County, North Carolina pulp mill expansion. Partially offsetting the unfavorable sales prices was the decline of old corrugated container (OCC) prices in the second quarter of 1996 by nearly 58% compared with the same period in 1995. Building materials gross margins were 14.6% in the second quarter of 1996 which is down from the 24.2% margin realized in the second quarter of 1995. The decrease in margin is primarily the result of declining prices in the second quarter of 1996 compared to 1995 as well as start-up costs associated with the Eugene, Oregon MDF plant and the OSB plant in Arcadia, Louisiana.

      Selling and administrative expenses increased $3.6 million or 6.8% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 6.5% for the second quarter of 1996 compared with 5.2% for the same period in 1995. The increase in the ratio was due primarily to lower net sales as well as higher selling and administrative expenses.

      Interest expense was $21.1 million in the second quarter of 1996 compared with $19.0 million in the second quarter of 1995. Interest expense increased due to increased borrowings in connection with the Cavenham acquisition. The effect on interest expense due to the increase in the outstanding debt was partially offset by the Company's effective interest rate on average outstanding debt decreasing from 7.92% for the second quarter of 1995 to 6.85% for the same period in 1996. In addition, capitalized interest increased to $2.1 million in the second quarter of 1996 compared with $1.2 million in the same period of 1995.

                       Six Months ended June 30, 1996 vs.
                         Six Months ended June 30, 1995

      Net sales decreased 9.4% in the first six months of 1996 from the comparable period of 1995. Total paper product sales decreased by 8.8% as a result of sales price realization decreases in all paper product lines. This decrease was partially offset by volume shipment increases in cut sheet copy paper of 35.2% in the first six months of 1996 compared with the same period of a year ago. Building materials sales decreased 10.9% in the six months ended June 30, 1996 as decreases in sales price realizations in all lines more than offset increases in sales volumes. Volume increases were primarily the result of the addition of the Warrenton sawmill, the new Oregon MDF plant and Louisiana OSB plant.

      The gross profit margin was 19.8% for the six months ended June 30, 1996 compared to 27.2% for the comparable period in 1995. Paper product gross margins were 22.7% for the first six months of 1996 compared with 28.8% for the six months ended June 30, 1995, reflecting primarily lower sales price realizations and downtime due to the Marlboro County, North Carolina pulp mill expansion. Declines in OCC prices had a positive impact on gross margins as they decreased 50.9% for the six months ended June 30, 1996 compared to 1995. Building materials gross profit margins decreased to 12.7% compared with 23.7% in the first six months of 1995. The decrease in building materials margins was the result of lower sales price realizations and start up costs associated with the Company's new OSB and MDF plants in the current year.

      Selling and administrative expenses increased to 6.4% of net sales in the first six months of 1996 compared with 5.3% for the same period in 1995. The increase was due primarily to lower net sales as well as higher selling and administrative expenses from expansion of Company operations.


      Interest expense was $35.2 million in the first six months of 1996 compared to $38.2 million in the first six months of 1995. Although total debt increased significantly on May 15, 1996 with the Cavenham acquisition, the Company's average outstanding debt and effective interest rate was significantly lower for the first four and a half months of 1996 compared to 1995. In the first quarter of 1996, the Company's average outstanding debt decreased $180.6 million from the first quarter of 1995. The Company's effective interest rate on average outstanding debt decreased from 7.96% for the first half of 1995 to 7.15% for the same period in 1996. Additionally, capitalized interest increased to $4.6 million in the first half of 1996 compared with $2.7 million in the same period of 1995.


                     Financial Condition as of June 30, 1996

      During the first six months of 1996, the Company had capital expenditures of $203.4 million that were funded by internally generated cash flows. Cash flows from operating activities, net of assets held for sale, increased $51.5 million or 18.0% in the first six months of 1996 from the comparable period in 1995 mainly due to reductions in outstanding accounts receivable and inventory levels. Assets held for sale are excluded as they were obtained through third party financing which will be repaid upon the sale.

      On May 15, 1996, the Company acquired approximately 602,000 acres of timberland, a sawmill and related assets in Louisiana and the Pacific Northwest for $1.145 billion. The Company has entered into a contract to convey approximately 56,000 acres of the Oregon timberland included in the Cavenham acquisition to a third party for approximately $198 million, plus certain expenses incurred by the Company, and are reflected in current assets as "Assets held for sale." The Company funded the acquisition from cash and $1.1 billion of borrowing under a Credit Agreement among the Company and a group of banks providing for a revolving loan and a term loan. The total debt to capital ratio has increased to 50.5% at June 30, 1996 from 32.0% at December 31, 1995 due to the Cavenham Acquisition. The total debt to capital ratio, excluding the $200 million classified as "Notes payable" to be repaid upon the sale of the related assets, is 47.8%. Willamette anticipates it can maintain its present course of capital spending over the next three years and still bring its debt to capital ratio back to below 40% by 1999. Despite a significant increase in the Company's debt to capital ratio, rating agencies have maintained the Company's credit rating in the "A" range, thereby preserving our cost of capital. Net working capital increased to $388.0 million at June 30, 1996 from $359.3 million at December 31, 1995.

      On July 1, 1996, the Company issued $400 million in debentures, $200 million at 7.85% due July 1, 2026 and $200 million at 7.35% due July 1, 2026. The holders of the 7.35% debentures may elect to have such debentures repaid on July 1, 2006. The proceeds of the sale were used to reduce indebtedness under the term loan used to fund the Cavenham acquisition, thus the debenture issuance had no effect on the Company's total debt to capital ratio. The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing agreements and the unused portion of the revolving loan available under the Credit Agreement.

      In August, 1995, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company's common stock. As of June 30, 1996, the Company had repurchased 50,000 shares of its common stock for $2.7 million.

      On August 1, 1996, the Board of Directors of the Company voted to pay a quarterly cash dividend of $.31 share in the third quarter of 1996; however, there is no assurance to future dividends as they are dependent upon earnings, capital requirements and financial condition.

                           Forward-looking statements

      Statements contained in this report that are not historical in nature, including the discussion of the anticipated reduction in the Company's debt to capital ratio and the adequacy of the Company's liquidity resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberland; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations.

                                                                     FORM 10-Q
                                                                       PART II





      Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                     Exhibit No.                 Exhibit

                          3.2                    By-laws of the Company
                                                 as amended through
                                                 August 1, 1996.

                           12                    Computation of
                                                 Ratio of Earnings
                                                 to Fixed Charges.

                           27                    Financial Data Schedule.

               (b)   Reports on Form 8-K
                        On May 29, 1996 the Company filed a current report on Form 8-K, (the "Current Report") reporting under Item 2 the acquisition of timberland, a sawmill and related assets from Cavenham Energy Resources Inc., Cavenham Forest Industries Inc. and Hanson Natural Resources Company.

                        On June 10, 1996, the Company filed Amendment No. 1 to the Current Report to file under item 7 required pro-forma financial information.




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

      Date:  August 13, 1996