Form 10-Q
period 1996-09-30
WILLAMETTE INDUSTRIES INC
filed 1996-11-13
CIK 107189

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended
                         September 30, 1996

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

                                   Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,328,235, November 11, 1996.


WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                    FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                                        PART I
(dollar amounts, except per share amounts, in thousands)                           ITEM 1


                                                              September 30,   December 31,
                           ASSETS                                  1996           1995
                           ------                             ------------    ------------
Current assets:
  Cash                                                       $      61,226         17,961
  Accounts receivable, less allowance
    for doubtful accounts of $6,228 and $5,446                     285,034        314,070
  Inventories (Note 2)                                             350,330        391,358
  Prepaid expenses and deposits on timber cutting contracts         30,188         51,448
  Assets held for sale (Note 3) 201,807       -

     Total current assets                                        928,585        774,837

Timber, timberlands and related facilities, net (Note 3)         1,444,770        518,873

Property, plant and equipment, at cost less
  accumulated depreciation of $1,662,071 and $1,494,383          2,184,353      2,054,868

Other assets                                                        76,234         64,977
                                                                 ---------      ---------
                                                             $   4,633,942      3,413,555
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                     $         635         29,598
  Notes payable (Note 3)                                           220,000         51,000
  Accounts payable, includes book overdrafts
    of $38,595 and $58,158                                         158,186        180,176
  Accrued expenses                                                 167,591        130,269
  Accrued income taxes                                              32,006         24,536
                                                                 ---------      ---------

     Total current liabilities                                   578,418        415,579

Deferred income taxes                                              346,505        330,142

Other liabilities                                                   28,108         30,734

Long-term debt, net of current installments (Notes 3 & 4)        1,716,638        790,210

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000,000 shares.                                         -              -
  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 55,313,685 and 55,223,706 shares.                27,657         27,612
  Capital surplus                                                  304,712        300,757
  Retained earnings                                              1,631,904      1,518,521
                                                                 ---------      ---------

     Total stockholders' equity                                1,964,273      1,846,890
                                                                 ---------      ---------

                                                             $   4,633,942      3,413,555
                                                                 =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                 FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                             PART I
(dollar amounts, except per share amounts, in thousands)                        ITEM 1




                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                      ----------------------    ----------------------
                                         1996         1995         1996         1995
                                      ---------    ---------    ---------    ---------
Net sales                          $    862,674    1,019,420    2,587,578    2,923,605

Cost of sales                           707,532      707,464    2,090,505    2,092,831
                                      ---------    ---------    ---------    ---------

  Gross profit                          155,142      311,956      497,073      830,774

Selling and administrative expenses      56,358       49,052      167,148      150,533
                                      ---------    ---------    ---------    ---------

Operating earnings                       98,784      262,904      329,925      680,241

Other income(expense), net                  539           (2)       1,712          387
                                      ---------    ---------    ---------    ---------
                                         99,323      262,902      331,637      680,628

Interest expense                         29,423       17,853       64,615       56,018
                                      ---------    ---------    ---------    ---------

  Earnings before taxes                  69,900      245,049      267,022      624,610

Provision for income taxes               26,771       94,344      102,269      240,475
                                      ---------    ---------    ---------    ---------

  Net earnings                     $     43,129      150,705      164,753      384,135
                                      =========    =========    =========    =========

Weighted average number of
  shares outstanding                 55,274,089   55,210,587   55,246,831   55,107,119
                                     ==========   ==========   ==========   ==========

Per share information:
  Net earnings                     $       0.78         2.73         2.98         6.97
                                     ==========   ==========   ==========   ==========


  Dividends                        $       0.31         0.30          .93         0.84
                                     ==========   ==========   ==========   ==========


WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                  FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            PART I
(dollar amounts in thousands)                                                    ITEM 1


                                                                    Nine Months Ended
                                                                       September 30,
                                                              ---------------------------
                                                                   1996            1995
                                                              -----------       ---------
Cash flows from operating activities:
  Net earnings                                              $     164,753        384,135
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                182,402        160,495
      Cost of fee timber harvested                                 31,042         18,645
      Other amortization                                            9,555          4,631
      Increase in deferred income taxes                            16,363         72,480

  Changes in working capital items:
      Accounts receivable                                          29,036        (90,885)
      Inventories                                                  55,625       (113,103)
      Prepaid expenses and timber deposits                         21,260          3,233
     Accounts payable and accrued expenses                         (104)        15,885
      Accrued income taxes                                          7,470         17,499
     Assets held for sale (Note 3)                             (201,807)           -
                                                              -----------       --------

  Net cash from operating activities                              315,595        473,015
                                                              -----------       --------

Cash flows from investing activities:
      Proceeds from sale of equipment                                 814            572
      Expenditures for property, plant and equipment             (305,012)      (297,127)
      Expenditures for timber and timberlands, net                 (6,440)       (16,582)
      Expenditures for roads and reforestation                     (8,632)        (5,547)
     Acquisition of Cavenham (Note 3)                          (957,385)           -
      Other                                                       (14,673)        (6,994)
                                                              -----------       --------

  Net cash from investing activities                           (1,291,328)      (325,678)

Cash flows from financing activities:
      Debt borrowing                                            1,132,254         76,134
      Proceeds from sale of common stock                            3,903          9,521
      Cash dividends paid                                         (51,370)       (46,294)
      Payment on debt                                             (65,789)      (185,474)
  Net cash from financing activities                            1,018,998       (146,113)
                                                              -----------       --------
Net change in cash                                                 43,265          1,224

Cash at beginning of period                                        17,961         12,798
                                                              -----------       --------

Cash at end of period                                       $      61,226         14,022
                                                              ===========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
                   Interest (net of amount capitalized)     $      67,785         55,797
                                                              ===========       ========

            Income taxes                                    $      78,803        150,496
                                                              ===========       ========

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 1



                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996


      Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

      Note 2      The components of inventories are as follows
                  (thousands of dollars):
                                             September 30,  December 31,
                                                 1996           1995
                                             ------------   -----------
                 Finished product            $   96,974         98,055
                 Work in process                  7,357          7,712
                 Raw material                   169,277        212,651
                 Supplies                        76,722         72,940
                                           ------------    -----------

                                             $  350,330        391,358
                                           ============     ==========

      Note 3 On May 15, 1996, the Company acquired approximately 602,000 acres of timberland, a sawmill and related assets in Louisiana and the Pacific Northwest from Hanson Natural Resources Company, an affiliate of Hanson plc. (the "Cavenham acquisition"). The purchase price for the properties was $1.145 billion. The Company has entered into a contract to convey approximately 56,000 acres of the Oregon timberland included in the Cavenham acquisition to a third party for approximately $198 million, plus certain expenses incurred by the Company, and is reflected herein as "Assets held for sale." After giving effect to the sale to a third party, the Company acquired 546,000 acres of timberland, a sawmill and related assets for $947 million, plus post-closing adjustments which, at September 30, 1996, approximate $10 million.

                 The Company funded the acquisition from cash and $1.1 billion of borrowing under a Credit Agreement among the Company and a group of banks providing for a revolving loan and a term loan. The revolving loan provides for borrowings of up to $1.0 billion in principal amount to mature on May 15, 2001, and had an initial outstanding principal balance of $500 million ($300 million at September 30, 1996). The revolving loan also provides backup credit for a Master Note program which at September 30, 1996, had an outstanding principal balance of $235 million. The term loan was in the principal amount of $600 million and matures on May 15, 1998. The weighted average interest rates per annum for the indebtedness outstanding under the revolving loan, Master Note program and term loan at September 30, 1996 were 5.77%, 5.57% and 5.72%, respectively. $200 million of the term loan is reflected in "Notes payable" and corresponds to the anticipated sale of the "Assets held for sale" and concurrent paydown of a portion of the term loan upon such sale with the net proceeds therefrom as required by the Credit Agreement. Interest expense does not include any adjustments for interest on debt attributable to the "Assets held for sale" as these costs are reimbursable expenses pursuant to the agreement with the purchaser. The remaining $400 million of the term loan was prepaid on July 1, 1996 with the proceeds of the issuance of public debt discussed in Note 4.

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

                                                                     FORM 10-Q
                                                                        PART I
                                                                        ITEM 2


                 WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                              September 30, 1996


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

                              SEGMENT INFORMATION
                       SALES AND GROSS PROFIT BY QUARTER

      Sales:
                 BUILDING MATERIALS GROUP                   PAPER GROUP
                       ------------------------                     -----------
                 %                                %
                      1996        1995    change  1996        1995      change
                      ----        ----    ------            ----        ----      ------
      1st Qtr.  $ 226,438     278,197  (18.6)   639,674     622,441    2.8
         -------------------------------------------------------------------------------
      2nd Qtr.    272,535     281,795   (3.3)   586,257     721,752  (18.8)
         -------------------------------------------------------------------------------

      3rd Qtr.    299,868     258,083   16.2   562,806     761,337  (26.1)
         -------------------------------------------------------------------------------

         Total     $ 798,841     818,075   (2.4) 1,788,737   2,105,530  (15.0)
         ===============================================================================


      Gross Profit and Gross Profit Margins (GPM):
                      BUILDING MATERIALS GROUP                     PAPER GROUP
                      ------------------------                     -----------
          GPM                    GPM             GPM                 GPM
                      1996     %      1995     %          1996     %        1995     %
                      ----     -      ----     -          ----     -        ----     -
      1st Qtr.  $  23,769  10.5     64,424  23.2       164,177  25.7     165,405  26.6
        --------------------------------------------------------------------------------
      2nd Qtr.     39,705  14.6     68,208  24.2       114,280  19.5     221,760  30.7
        --------------------------------------------------------------------------------

      3rd Qtr.     48,683  16.2     57,100  22.2       106,459  18.9     257,762  33.9
        --------------------------------------------------------------------------------

        Total     $ 112,157  14.0    189,732  23.2       384,916  21.5     644,927  30.6
        ================================================================================


                             RESULTS OF OPERATIONS
                     3rd Quarter 1996 vs. 3rd Quarter 1995

Net sales decreased 15.4% in the third quarter of 1996 compared with the record third quarter of 1995 primarily due to pricing pressures. Total paper product sales decreased by 26.1% in the third quarter of 1996 compared with the third quarter of 1995 as a result of sales price realizations significantly decreasing in all paper product lines from 1995 third quarter record highs. The decrease ranged from 22.2% to 48.8% as pricing pressures in all product lines continued from the first and second quarter. Decreases in sales price realizations were partially offset by strengthening demand in the latter part of the third quarter. Copy paper markets continued to experience stronger demand as volume increased 3.2% in the third quarter of 1996 compared with the third quarter of 1995. In addition, positive momentum in demand was evident in September in the specialty and commodity markets. For unbleached paper product lines, sales volume increased 9.5% in the corrugated container line, however the paper bag line experienced volume decreases of 9.0% for the third quarter of 1996 compared to the same period in 1995.

      Building materials sales increased 16.2% compared with the third quarter of 1995. Lumber markets were healthy performers in the third quarter of 1996 due to strong housing starts as both sales price realizations and unit shipments increased over the third quarter of 1995 by 8.0% and 61.3%, respectively. A significant portion of the unit volume increase is attributable to the Warrenton, Oregon sawmill purchased in the Cavenham acquisition (see Note 3 in Notes to Consolidated Financial Statements). Plywood markets showed strength in the third quarter as unit volumes increased 3.3% over the same period in 1995. However, competition and the supply and demand imbalance created from the construction of several new structural panel and composite board plants continued to affect sales price realizations which decreased 17.8% from the third quarter of 1995. In addition, medium density fiberboard ("MDF") reflected unit shipment increases over the third quarter of 1995 of 32.5%, primarily attributable to the late March 1996 start-up of the newly-converted Eugene, Oregon plant. The MDF volume increase was offset by a sales price realization decrease of 13.2% caused by the supply and demand imbalance. The Company also began producing oriented strand board ("OSB") in late April 1996 at its new Arcadia, Louisiana plant. The pricing pressure on the panel market affected OSB as well, as prices decreased 14.5% in the third quarter of 1996 from the second quarter of 1996. During the third quarter of 1996, the Company began production of laminated veneer lumber (LVL) at its new Millersburg, Oregon plant. When at full capacity, the plant will double the Company's capacity for LVL.


      Gross profit margins decreased to 18.0% in the third quarter of 1996 from 30.6% in the record third quarter of 1995. Paper product gross margins decreased to 18.9% from 33.9% in the third quarter of 1995 as average sales prices declined in all paper product lines. Partially offsetting the unfavorable sales prices was a nearly 40% decline of old corrugated container
(OCC) costs in the third quarter of 1996, compared with the same period in 1995. Building materials gross margins were 16.2% in the third quarter of 1996 which is down from the 22.1% margin realized in the third quarter of 1995.
The decrease in margin is primarily the result of declining prices in all product lines, excluding lumber, in the third quarter of 1996 compared to 1995. In addition, start-up costs associated with the Eugene, Oregon MDF plant and the OSB plant in Arcadia, Louisiana continue to have an impact.

      Selling and administrative expenses increased $7.3 million or 14.9% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 6.5% for the third quarter of 1996 compared with 4.8% for the same period in 1995. The increase in the ratio was due primarily to lower net sales as well as higher selling and administrative expenses.

      Interest expense was $29.4 million in the third quarter of 1996 compared with $17.9 million in the third quarter of 1995. Interest expense increased due to increased borrowings in connection with the May 15, 1996, Cavenham acquisition. The increase in interest expense attributable to the increase in the outstanding debt was partially offset by a decrease in the Company's effective interest rate on average outstanding debt from 7.79% for the third quarter of 1995 to 7.13% for the same period in 1996. In addition, capitalized interest increased from $1.3 million in the third quarter of 1995 to $2.5 million in the same period of 1996.

                   Nine Months ended September 30, 1996 vs.
                     Nine Months ended September 30, 1995

      Net sales decreased 11.5% in the first nine months of 1996 from the comparable period of 1995. Total paper product sales decreased by 15.0% as a result of sales price realization decreases in all paper product lines. This decrease was partially offset by volume shipment increases in cut sheet copy paper and corrugated containers of 22.7% and 2.9%, respectively, in the first nine months of 1996 compared with the same period of a year ago. Building materials sales decreased 2.4% in the nine months ended September 30, 1996 as decreases in sales price realizations more than offset increases in sales volumes. The strengthened lumber market has seen price and volume increases of 2.0% and 17.1%, respectively, over the first nine months of 1995. Prices in the structural panel and composite board markets have continued to decline due to supply and demand imbalances created by the construction of new facilities. Volume increases were primarily the result of the addition of the Warrenton, Oregon sawmill, the converted Eugene, Oregon MDF plant and the new Arcadia, Louisiana OSB plant.

      The gross profit margin was 19.2% for the nine months ended
September 30, 1996 compared to 28.4% for the comparable period in 1995. Paper product gross margins were 21.5% for the first nine months of 1996 compared with 30.6% for the nine months ended September 30, 1995, reflecting primarily lower sales price realizations. Declines in OCC costs had a positive impact on gross margins as they decreased 47.5% for the nine months ended September 30, 1996 compared to 1995. Building materials gross profit margins decreased to 14.0% compared with 23.2% in the first nine months of 1995. The decrease in building materials margins was the result of lower sales price realizations and start-up costs associated with the Company's new OSB and MDF plants in the current year.

      Selling and administrative expenses increased to 6.5% of net sales in the first nine months of 1996 compared with 5.1% for the same period in 1995. The increase was due primarily to lower net sales as well as higher selling and administrative expenses from expansion of Company operations.

Interest expense was $64.6 million in the first nine months of 1996 compared to $56.0 million in the first nine months of 1995. Interest expense increased as a result of increased debt related to the May 15, 1996, Cavenham acquisition. The increase in interest expense attributable to the increase in outstanding debt was partially offset by a decrease in the Company's effective interest rate on average outstanding debt from 7.90% for the first nine months of 1995 to 7.13% for the same period in 1996. Additionally, capitalized interest increased from $4.0 million in the first nine months of 1995 to $7.1 million in the same period of 1996.


                 Financial Condition as of September 30, 1996

      During the first nine months of 1996, the Company had capital expenditures of $320.1 million that were funded by internally generated cash flows. Cash flows from operating activities, net of cash flows from assets held for sale, increased $44.4 million or 9.4% in the first nine months of 1996 from the comparable period in 1995 mainly due to reductions in outstanding accounts receivable and inventory levels, offset by the decrease in net earnings. Cash flows from assets held for sale are excluded as the assets were obtained through third party financing which will be repaid upon the sale.

      On May 15, 1996, the Company acquired approximately 602,000 acres of timberland, a sawmill and related assets in Louisiana and the Pacific Northwest for $1.145 billion. The Company has entered into a contract to convey approximately 56,000 acres of the Oregon timberland included in the Cavenham acquisition to a third party for approximately $198 million, plus certain expenses incurred by the Company, which is reflected in current assets as "Assets held for sale." The Company funded the acquisition from cash and $1.1 billion of borrowing under a Credit Agreement among the Company and a group of banks providing for a revolving loan and a term loan. The total debt to capital ratio has increased to 49.7% at September 30, 1996 from 32.0% at December 31, 1995 due to the Cavenham acquisition. The total debt to capital ratio, excluding the $200 million classified as "Notes payable" to be repaid upon the sale of the related assets, is 46.9%. The Company anticipates it can maintain its present course of capital spending over the next three years and still bring its debt to capital ratio back to below 40% by 1999. Despite a significant increase in the Company's debt to capital ratio, rating agencies have maintained the Company's credit rating in the "A" range, thereby preserving its cost of capital. Net working capital decreased to $350.2 million at September 30, 1996 from $359.3 million at December 31, 1995 primarily due to decreases in current assets.

      On July 1, 1996, the Company issued $400 million in debentures - $200 million at 7.85% due July 1, 2026 and $200 million at 7.35% due July 1, 2026. The holders of the 7.35% debentures may elect to have such debentures repaid on July 1, 2006. The proceeds of the sale were used to reduce indebtedness under the term loan used to fund the Cavenham acquisition, thus the debenture issuance had no effect on the Company's total debt to capital ratio.
      The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing agreements and the unused portion of the revolving loan available under the Credit Agreement.

      On September 18, 1996, the Company announced that it reached an agreement in principle to acquire the stock of Medite of Europe Limited from Medite Corporation for $61.5 million in cash. Medite of Europe manufactures MDF at its plant in Clonmel in southern Ireland for sale in the United Kingdom, continental Europe and Ireland. Completion of the transaction is scheduled for the fourth quarter of 1996 and expected to be financed by borrowing utilizing the revolving loan under the Credit Agreement.

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

Forward-looking statements

      Statements contained in this report that are not historical in nature, including the discussion of the anticipated reduction in the Company's debt to capital ratio and the adequacy of the Company's liquidity resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations.

FORM 10-Q
PART II






Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                     Exhibit No.                Exhibit
                     ----------                 -------
                          12                    Computation of
                                                Ratio of Earnings
                                                to Fixed Charges.

                          27                    Financial Data Schedule.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WILLAMETTE INDUSTRIES, INC.



                              By   /s/J. A. Parsons
                                    J. A. Parsons
                                    Executive Vice President
                                   (Principal Financial Officer)

Date:  November 13, 1996