Form 10-K
period 1996-12-31
WILLAMETTE INDUSTRIES INC
filed 1997-03-21
CIK 107189

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission file number 0-3730

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, $.50 par value                  New York Stock Exchange
Preferred stock purchase rights               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

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

                       $ 2,909,491,000 at January 31, 1997

                Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
           CLASS                         OUTSTANDING AT JANUARY 31, 1997
Common Stock, $.50 par value                     55,363,867 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant's definitive proxy statement for its 1997 annual meeting of shareholders are incorporated by reference into Part III hereof.

                         CROSS REFERENCE SHEET
   Showing Location in Definitive Proxy Statement of Items Required
                             By Form 10-K


Item No
Caption     Form 10-K Caption                  Definitive Proxy Statement
-------     -----------------                  --------------------------
Item 10     Directors and Executive            Holders of Common Stock
              Officers of the Registrant       Election of Directors
                                               Section 16(a) Beneficial
                                                 Ownership Reporting Compliance

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

Item 12     Security Ownership of              Holders of Common Stock
              Certain Beneficial
              Owners and Management

Item 13     Certain Relationships and          Compensation Committee
              Related Transactions               Interlocks and Insider
                                                   Participation

                                      INDEX

                                                                                                               Page
Part I

Item 1.  Business.................................................................................................1
General...........................................................................................................1
Business Segment Information......................................................................................1
Pulp and Paper....................................................................................................2
Converted Paper Products..........................................................................................2
Building Materials................................................................................................3
Timberlands.......................................................................................................3
Energy............................................................................................................4
Employees.........................................................................................................4
Environmental Matters.............................................................................................4
Item 2.  Properties...............................................................................................4
Item 3.  Legal Proceedings........................................................................................8
Item 4.  Submission of Matters to a Vote of Security Holders......................................................8
           Executive Officers of the Registrant...................................................................9

Part II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters.......................................................................10
Item 6.  Selected Financial Data.................................................................................11
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................................12
Item 8.  Financial Statements and Supplementary Data.............................................................17
Item 9.  Changes in and Disagreements with
           Accountants on Accounting and Financial
           Disclosure............................................................................................17

Part III

Item 10. Directors and Executive Officers of the Registrant......................................................18
            (See Part I for Executive Officers of the Registrant)
Item 11. Executive Compensation..................................................................................18
Item 12. Security Ownership of Certain Beneficial
           Owners and Management.................................................................................18
Item 13. Certain Relationships and Related
           Transactions..........................................................................................18

Part IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K...............................................................................19
           Signatures............................................................................................20

         Index to Consolidated Financial Statements..............................................................22

         Index to Exhibits.......................................................................................41

                                     PART I

Item 1. Business

GENERAL

   Willamette Industries, Inc. (the "Company" or "Willamette") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Its stock has been publicly traded since 1968. Willamette Industries is a diversified, integrated forest products company with 99 manufacturing facilities (96 operating and 3 under construction) in 22 states and in Ireland.

  The Company's manufacturing facilities produce kraft liner, corrugating medium, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, oriented strand board, laminated beams, laminated veneer lumber, wooden I-joists and other value-added wood products. We own or manage 1,838,000 acres of timberland in the United States and employ approximately 13,700 people.

  We are a medium-sized firm in a very competitive industry consisting of thousands of companies, some larger and more diversified, others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which the Company operates. The Company competes in its markets primarily through price, quality and service. We feel our strengths are our vertical integration; our geographically diverse, modern, fiber- and energy-efficient facilities; our engineering and construction capabilities; our concentration on a focused, related product range; our balance among building materials, fine paper and unbleached paper manufacturing; our 57% raw material self-sufficiency and an organizational structure that encourages teamwork as well as individual initiative.

   Willamette is included in the Fortune 500. The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol: WLL.

BUSINESS SEGMENT INFORMATION

   The Company has two business segments. The paper group manufactures and sells pulp and paper products. The building materials group manufactures and sells wood products. Sales and operating data for the paper group and building materials group for the past five years are set forth in the five year comparison captioned "Supplementary Business Segment Information" located on page 28. The Company is not dependent on any one significant customer or group of customers. Approximately 95% of the Company's total output is sold domestically.

PULP AND PAPER

Market pulp and fine paper
  Four mills in Kentucky, Pennsylvania, Tennessee and South Carolina manufacture 8.0% of the nation's fine paper production. Additionally, our mill in Kentucky produces 4.3% of the nation's hardwood market pulp, which is sold to outside customers.

  Chips from nearby sawmills, plywood plants and chip mills serve as the primary fiber source for our bleached paper products.

Unbleached paper
  Four paper mills in Oxnard, California; Hawesville, Kentucky; Campti, Louisiana and Albany, Oregon manufacture 4.8% of the nation's production of linerboard, corrugating medium and bag paper. Nearly all of the product is used or traded for the needs of Willamette's box and bag manufacturing plants.

  In Louisiana and Oregon, our sawmills, plywood plants and timberlands can provide our chip needs for our linerboard mills.

  Recycled fiber, in the form of used corrugated containers, provides 59.7% of our fiber needs.

CONVERTED PAPER PRODUCTS

Office papers
  Seven business forms plants in six states manufacture 8.1% of the nation's production of forms. These forms are mostly long-run continuous computer forms. Additionally, our four cut sheet facilities (a fifth is under construction to begin producing in the spring of 1998) make Willcopy(R), Willamette's photocopy and cut sheet printer paper. Our cut sheets represent 10.9% of the nation's cut sheet production. Our business forms and Willcopy(R) cut sheets are marketed by 73 sales and distribution centers.

Corrugated containers and sheets
   Corrugated containers and sheets are manufactured by 34 plants (including two to begin production in 1997) in 19 states, accounting for 5.6% of the nation's corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

Bags
 Four bag plants located in California, Missouri, Oregon and Texas make 12.1% of the nation's paper bags, marketed to grocery, department, drug and hardware stores in the West, Midwest and South by our sales force.

BUILDING MATERIALS

Structural panels and lumber
  Plywood panels are manufactured at 10 plants in Arkansas, the Carolinas, Louisiana and Oregon. Our new oriented strand board plant in Louisiana began production in April of 1996. The output of these products total 6.5% and 1.5%, respectively, of the nation's production.

  Seven sawmills manufacture 1.6% of the nation's lumber production.

  Lumber  and  structural  panel  products  are  marketed  through   independent
wholesalers and distributors throughout the U.S.

Composite board
  Four particleboard plants in Louisiana and Oregon manufacture 12.3% of the nation's particleboard. Three medium density fiberboard plants (MDF) in Arkansas, Oregon and South Carolina made 21.5% of the nation's MDF in 1996. The MDF plants produce value-added products including color-coated, woodgrain-printed, fire-rated and moisture-resistant boards.

  Composite board products are sold nationwide through independent wholesalers and distributors.

  The newly acquired MDF facility in Clonmel, Ireland accounted for 6.4% of European production in 1996. The facility operates as "Medite of Europe Limited" (Medite) and has strong name brand recognition in the European marketplace. Medite produces specialty grade MDF which includes exterior, moisture-resistant, fire-retardant, and high density board.

Engineered wood products
  Three laminated beam plants in Oregon and Louisiana account for 31.2% of the nation's production. Two laminated veneer lumber (LVL) plants and one wooden I-joist plant, all located in Oregon, manufacture 5.2% and 3.9% of the nation's total production of each respective product. Engineered wood products, both stock and custom made, are sold in both the domestic and international markets.

TIMBERLANDS

  Willamette's 1,838,000 acres of timberland supply approximately 57% of our long-term log needs. The remainder is purchased through private timber sales and open market purchases. In Oregon, we are able to provide approximately 90% of our log needs from timberlands we own or control. Our timberlands are comprised of 734,000 acres in Louisiana, Arkansas and Texas; 728,000 acres in Oregon and Washington; and 376,000 acres in Tennessee, Missouri and the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

ENERGY

  Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 57% of their total energy needs.

EMPLOYEES

  Willamette employs approximately 13,700 people, of whom about 52% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 2,419 employees were negotiated in 1996. Agreements involving about 1,974 hourly employees are subject to renewal in 1997. Approximately 46% of all salaried employees have been with the Company more than twelve years.

ENVIRONMENTAL MATTERS

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the Company of laws relating to environmental matters.

Item 2.  Properties
MANUFACTURING FACILITIES

The  following  table  sets  forth   information   regarding  the  Company's  99
manufacturing facilities at December 31, 1996:

        FACILITY                        1997 FORECAST
        --------                        -------------
Western Plywood (3 Plants)   M Square Ft. (3/8" Basis)
  Dallas, Oregon                               96,000
  Foster, Oregon                              127,000
  Springfield, Oregon                         120,000
    Total Western Plywood                     343,000

Southern Plywood (5 Plants)
  Dodson, Louisiana                           227,000
  Emerson, Arkansas                           234,000
  Ruston, Louisiana                           174,000
  Taylor, Louisiana                           208,000
  Zwolle, Louisiana                           231,000
                                            ---------
    Total Southern Plywood                  1,074,000

Atlantic Plywood (2 Plants)             1997 FORECAST
                                        -------------
  Chester, South Carolina                     256,000
  Moncure, North Carolina                     115,000
                                            ---------
    Total Atlantic Plywood                    371,000

      Total Plywood                         1,788,000

Oriented Strand Board (1 plant)
  Arcadia, Louisiana                          323,000
                                                      (1996 Production-
      Total Structural Panels               2,111,000  1,881,000 M)
                                            =========

Western Lumber (5 Mills)                 M Board Feet
  Coburg, Oregon                              146,000
  Dallas, Oregon                              117,000
  Lebanon, Oregon-2 mills                     134,000
  Warrenton, Oregon                           140,000
                                            ---------
    Total Western Lumber                      537,000
                                            ---------

Southern Lumber (2 Mills)
  Dodson, Louisiana                            64,000
  Zwolle, Louisiana                            51,000
    Total Southern Lumber                     115,000
                                            ---------
                                                      (1996 Production-
      Total Lumber                            652,000  538,000 M)
                                            =========

Particleboard (4 Plants)                M Square Ft. (3/4" Basis)
  Albany, Oregon                              210,000
  Bend, Oregon                                161,000
  Lillie, Louisiana                           113,000
  Simsboro, Louisiana                          99,000
                                            ---------
                                                      (1996 Production-
    Total Particleboard                       583,000  546,000 M)
                                            =========


Medium Density Fiberboard (4 Plants)  M Square Ft. (3/4" Basis)
  Bennettsville, South Carolina               141,000
  Eugene, Oregon                               59,000
  Malvern, Arkansas                           156,000
  Clonmel, Ireland                            158,000
                                                      (1996 Production-
    Total MDF                                 514,000  284,000 M)
                                            =========

                                        1997 FORECAST
                                        -------------
Engineered Wood Products (6 Plants)       M Board Ft.
Laminated Beams
  Saginaw, Oregon                              26,000
  Simsboro, Louisiana                          16,000
  Vaughn, Oregon                               59,000
                                            ---------
                                                      (1996 Production-
    Total Laminated Beams                     101,000  99,000 M)
                                            =========

Laminated Veneer Lumber                   Cubic Ft.
  Albany, Oregon                            1,477,000
  Winston, Oregon                           1,600,000
                                                      (1996 Production-
    Total LVL                               3,077,000  1,571,000 CF)
                                            =========

Structural I-Joists                      M Lineal Ft. (1996 Production-
  Woodburn, Oregon                             42,000  24,000 M)


Other Divisions (4 Facilities)
  Coburg Veneer - Coburg, Oregon
  Custom Products - Albany, Oregon
  Lebanon Machine - Lebanon, Oregon
  Remanufactured Lumber - Lebanon, Oregon

Pulp and Paper (9 Mills)                         Tons
  Unbleached:
    Albany, Oregon                            504,000
    Campti, Louisiana                         793,000
    Hawesville, Kentucky                      177,000
    Oxnard, California                        190,000
                                            ---------
                                                      (1996 Production-
        Total Unbleached Pulp and Paper     1,664,000  1,629,000 Tons)

  Market Pulp and Fine Paper:
    Hawesville, Kentucky
      Market Pulp                             158,000
      Fine Paper(1)                           203,000
    Johnsonburg, Pennsylvania                 382,000
    Kingsport, Tennessee                      217,000
    Marlboro County, South Carolina           295,000
                                            ---------
                                                      (1996 Production-
        Total Market Pulp and Fine Paper    1,255,000  1,174,000 Tons)
                                                      (1996 Production-
        Total Pulp and Paper                2,919,000  2,803,000 Tons)
                                            =========

                                        1997 FORECAST
                                        -------------
 Corrugated Container and Sheets(34 Plants)  M Square Ft.
  Aurora, Illinois                            955,000
  Beaverton, Oregon                           813,000
  Bellevue, Washington                        627,000
  Bellmawr, New Jersey                        673,000
  Bowling Green, Kentucky                     815,000
  Cerritos, California                        871,000
  Compton, California                         710,000
  Dallas, Texas                               934,000
  Delaware, Ohio                              659,000
  Elk Grove, Illinois                         475,000
  Fort Smith, Arkansas                        816,000
  Fridley, Minnesota                          980,000
  Golden, Colorado                            720,000
  Griffin, Georgia                          1,030,000
  Huntsville, Alabama                         905,000
  Indianapolis, Indiana                       776,000
  Kansas City, Kansas                         842,000
  Lincoln, Illinois                           520,000
  Louisville, Kentucky                        441,000
  Lumberton, North Carolina                   761,000
  Maryland Heights, Missouri                  674,000
  Matthews, North Carolina                    448,000
  Memphis, Tennessee                           58,000
  Moses Lake, Washington                      705,000
  Newton, North Carolina                      504,000
  Plant City, Florida(2)                      344,000
  Portland, Oregon(3)                         225,000
  Sacramento, California                      730,000
  San Leandro, California                   1,184,000
  Sanger, California                          811,000
  Sealy, Texas                                787,000
  St. Paul, Minnesota                         598,000
  Warrensville Heights, Ohio                   69,000
  West Memphis, Arkansas                      734,000
                                           ----------
                                                      (1996 Production-
    Total Corrugated Containers            23,194,000  21,528,000 M)
                                           ==========

Business Forms (7 Plants)                        Tons
  Cerritos, California                         55,000
  Dallas, Texas                                48,000
  DuBois, Pennsylvania                          6,000
  Indianapolis, Indiana                        71,000
  Langhorne, Pennsylvania                      65,000
  Rock Hill, South Carolina                    53,000
  West Chicago, Illinois                       54,000
                                            ---------
                                                      (1996 Production-
    Total Business Forms                      352,000  326,000 Tons)
                                            =========

                                        1997 FORECAST
                                        -------------
Cut Sheets and Other Converting (5 Plants)       Tons
  DuBois, Pennsylvania                        138,000
  Kingsport, Tennessee                        111,000
  Brownsville, Tennessee4                           -
  Owensboro, Kentucky                         158,000
  Tatum, South Carolina                        92,000
                                                      (1996 Production-
    Total Cut Sheets                          499,000  423,000 Tons)
                                            =========

Kraft Bags and Sacks (4 Plants)                  Tons
  Beaverton, Oregon                            46,000
  Buena Park, California                       33,000
  Dallas, Texas                                26,000
  North Kansas City, Missouri                  22,000
                                                      (1996 Production-
    Total Kraft Bags and Sacks                127,000  118,000 Tons)
                                            =========

Preprinted Linerboard (2 Plants)          M Square Ft.
  Richwood, Kentucky                          553,000
  Tigard, Oregon                              505,000
                                            ---------
                                                      (1996 Production-
    Total Preprinted Linerboard             1,058,000  846,000 M)
                                            =========

Inks and Specialty Products (2 Plants)           Tons
  Beaverton, Oregon                             4,000
  Delaware, Ohio                                2,000
                                            ---------
                                                      (1996 Production-
    Total Inks                                  6,000  6,000 Tons)
                                            =========


1  Second machine scheduled for start-up in the spring of 1998.
2  Production to begin in first quarter of 1997.
3  Production to begin in summer of 1997.
4  Production to begin in spring of 1998.

TIMBERLANDS
   For  information  respecting  the  Company's  timberlands,   see  "Business--
Timberlands."

Item 3.  Legal proceedings

  There are no material legal proceedings pending as of the date hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                      Executive Officers of the Registrant

  The executive officers of the Company are elected annually by the board of directors. At February 13, 1997, the executive officers of the Company, their ages at December 31, 1996, and their positions with the Company were as follows:

       Name               Age                  Position
       ----               ---                  --------
Steven R. Rogel           54        President and chief
                                    executive officer

William P. Kinnune        57        Executive vice president-
                                    corrugated containers and bags

Michael R. Onustock       57        Executive vice president-
                                    pulp and fine paper marketing

J. A. Parsons             61        Executive vice president and chief financial
                                    officer, secretary and treasurer

Duane C. McDougall        44        Executive vice president-
                                    building materials group

  Each executive officer has been employed by the Company in his present or in another managerial capacity for more than five years.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol: WLL. At December 31, 1996, there were approximately 6,500 holders of record of the Company's common stock. The following table shows, for the periods indicated, the high and low closing sales prices of, and the per share dividends paid on, the Company's common stock. Prior to December 31, 1996, the Company's shares traded on NASDAQ under the symbol: WMTT.

                                  1996                                    1995
                      -----------------------------            --------------------------
                                        Closing                                  Closing
                      Dividends          Price                 Dividends          Price
                        Paid            High-Low                 Paid            High-Low
                        ----            --------                 ----            --------

1st Quarter...        $0.31           60 1/4-49 1/4            $0.27           55 - 46 3/4
2nd Quarter...         0.31           64 1/4-57 1/2             0.27           56 1/4-48 1/4
3rd Quarter...         0.31           68 - 56 1/2               0.30           72 3/8-55 1/2
4th Quarter...         0.31           70 1/2-62 1/2             0.30           66 1/2-54 1/4

A dividend of $.32 per share was declared on the common stock for the first quarter of 1997 representing an indicated annual dividend rate of $1.28 per share. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data

  The following table shows selected financial data for the Company for the periods indicated:

Financial Results
(dollar amounts, except per share amounts, in thousands)

                                                     1996          1995          1994          1993          1992

---------------------------------------------------------------------------------------------------------------------
Net sales                                      $   3,425,173     3,873,575     3,007,949     2,622,237     2,372,396

=====================================================================================================================
Cost and expenses:

  Depreciation, amortization and cost
    of fee timber harvested..................        302,937       249,165       217,252       194,202       173,784

  Materials, labor and other operating
    expenses.................................      2,495,345     2,528,570     2,239,185     1,997,246     1,833,919

                                                 --------------------------------------------------------------------
    Gross profit.............................        626,891     1,095,840       551,512       430,789       364,693

  Selling and administrative expenses........        231,862       201,784       184,699       174,413       167,094
                                                 --------------------------------------------------------------------
    Operating earnings.......................        395,029       894,056       366,813       256,376       197,599

  Interest expense...........................         92,804        71,050        71,513        63,290        66,422

  Other income (expense).....................          3,861           798        (6,377)       (3,918)       (1,725)
                                                 ---------------------------------------------------------------------
    Earnings before provision for income
    taxes..................................          306,086       823,804       288,923       189,168       129,452
  Provision for income taxes.................        114,000       309,000       111,300        78,500        47,900
                                                 --------------------------------------------------------------------
    Earnings before accounting changes.......        192,086       514,804       177,623       110,668        81,552
  Accounting changes.........................              -             -             -        26,364             -
                                                 --------------------------------------------------------------------
    Net earnings.............................        192,086       514,804       177,623       137,032        81,552
  Cash dividends paid........................         68,520        62,874        52,807        48,213        45,200
  Earnings retained in the business..........        123,566       451,930       124,816        88,819        36,352
  Capital expenditures.......................        485,769       453,523       393,161       386,864       367,173
=====================================================================================================================
Financial Condition:
  Working capital............................  $     289,134       359,258       138,528       157,576       157,822
   (noncurrent portion)......................      1,766,917       790,210       915,797       941,710       843,618
  Stockholders' equity.......................      1,976,281     1,846,890     1,387,865     1,257,870     1,164,828

  Total assets...............................      4,720,681     3,413,555     3,033,398     2,804,553     2,527,416
=====================================================================================================================
Common Stock:
  Number of stockholders (beneficial)........         23,000        19,000        17,000        14,000        11,500
  Shares outstanding (in thousands)..........         55,354        55,224        55,036        54,897        54,770
=====================================================================================================================
Per Share: (1)
  Earnings before accounting changes.........  $        3.48          9.34          3.23          2.02          1.52
  Accounting changes.........................              -             -             -          0.48             -
                                                 --------------------------------------------------------------------
    Net earnings.............................           3.48          9.34          3.23          2.50          1.52
  Cash dividends paid........................           1.24          1.14          0.96          0.88          0.84
  Stockholders' equity.......................          35.70         33.44         25.22         22.91         21.27
  Year-end Stock Price.......................         69.625         56.25         47.50         49.50         41.25
=====================================================================================================================
Financial Returns:
  Percent return on equity before
   accounting changes (2)....................          10.4%         37.1%         14.1%          9.5%          8.2%
  Percent return on net sales before
   accounting changes........................           5.6%         13.3%          5.9%          4.2%          3.4%
=====================================================================================================================
Employment:
  Number of employees........................         13,700        13,180        12,260        12,040        12,000
  Wages, salaries and cost of employee
 benefits..................................    $     672,280       627,835       580,561       551,172       507,469
=====================================================================================================================

(1) All share and per share amounts have been adjusted for stock splits.
(2) Calculated on stockholders' equity at the beginning of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Company's two basic businesses, paper products and building materials, are affected by changes in general economic conditions. Paper product sales and earnings tend to follow the general economy. The sales and earnings of the building materials business are closely related to new housing starts, remodeling activity and to the availability and terms of financing for construction. The cost of wood and recycled fiber, basic raw materials for both industry segments, is sensitive to various supply and demand factors, including environmental issues affecting log supply.

RESULTS OF OPERATIONS 1996 VS. 1995

  Net sales decreased by 11.6% in 1996 compared with the record levels achieved in 1995. Pricing in all paper product lines decreased from the record 1995 levels and pricing pressures occurred throughout 1996 as the market adjusted to further corrections of paper inventories. As a result, paper product sales decreased by 16.6% as selling prices decreased 14.6% or more for all products. Unit shipments of unbleached products had mixed results in 1996 as corrugated containers increased 3.7%, while grocery bag shipments declined 9.0% from 1995. For bleached products, cut sheet shipments increased by 22.0% while continuous forms remained stable. The cut sheet increase is primarily due to the sales from the new sheeter production at Owensboro, Kentucky added in late 1995. During the fourth quarter of 1996, selling prices for unbleached products showed little change while prices for bleached products continued to weaken from the third quarter of 1996.

   Building materials sales increased 1.6% in 1996 compared with 1995 as increases in sales volume more than offset decreases in sales price realizations. Although lumber prices marginally increased 2.7% during 1996, prices in the structural panel and composite board markets continued to decline due to supply and demand imbalances created by construction of new facilities. As a result, structural panel and composite board product lines had sales price decreases ranging from 4.1% to 16.0% compared to 1995 levels. Unit shipments increased in lumber, MDF and OSB primarily due to capacity increases in 1996, achieved through acquisitions and expansion from capital projects. A sawmill in Warrenton, Oregon was acquired in the second quarter, and a new MDF plant in Clonmel, Ireland was acquired in the fourth quarter. In addition, the newly converted MDF plant in Eugene, Oregon and the new OSB facility in Arcadia, Louisiana came on line in the first half of 1996. As a result, lumber and MDF sales volumes increased 25.2% and 28.9% respectively, in 1996.

  The gross profit margin for all products was 18.3% for 1996 compared with 28.3% for the same period in 1995. Paper product gross margins decreased to 20.3% in 1996 compared with 30.4% in 1995, reflecting the decrease in selling prices in 1996 from the record levels in 1995. In addition, increased shutdown days in 1996 to adjust for inventory buildup in the market and for capital expansion projects had a negative impact on margins. Partially offsetting the effect of decreased sales and down time was the decline in old corrugated container (OCC) prices, a raw material recycled to manufacture paper, which decreased 40.0% compared to 1995.

  Building materials gross margins decreased to 14.0% compared to 22.9% in 1995. The decrease in building materials margins is the result of declining prices in the structural panel and composite board markets. Additionally, start up costs associated with the new OSB and MDF facilities, as well as the 4th quarter start-up of the new LVL facility and Custom Products relocation at Albany, Oregon negatively affected 1996 margins.

  Selling and administrative expenses increased to 6.8% of net sales in 1996 compared to 5.2% in 1995. While the increase was due primarily to lower net sales, selling and administrative expenses increased 14.9% in 1996 from 1995 due to expansion of Company operations and costs of new facility start-ups.

  Interest expense was $92.8 million in 1996 compared to $71.0 million in 1995. Interest expense increased as a result of increased debt related to the acquisitions discussed in note 10 to the consolidated financial statements. Partially offsetting the increase in outstanding debt was the decrease in the Company's weighted average interest rate from 7.67% in 1995 to 7.12% for 1996. Additionally, capitalized interest increased from $6.2 million in 1995 to $10.5 million in 1996 due to the significant capital projects underway.

RESULTS OF OPERATIONS 1995 VS. 1994

   Net sales increased 28.8% in 1995 compared with 1994. Paper product sales increased 49.0% as selling prices increased by 30.0% or more in all paper product lines. Except for grocery bags and corrugated container shipments, unit sales volumes increased by 5.7% or more in all paper product lines. Grocery bag and corrugated container shipments were down 11.7% and 2.5% respectively from 1994 mainly due to exceptionally strong demand for these products during 1994. During the fourth quarter of 1995, selling prices for all paper product lines declined from record levels achieved in the third quarter of 1995.

  Building materials sales decreased 5.2% in 1995 compared with 1994 mostly due to lower unit shipments in all building materials product lines. Unit shipments declined primarily due to weaker building materials markets, downtime taken associated with the completion of capital expansion projects and the closure of the Sweet Home, Oregon plywood plant in the fourth quarter of 1994. Except for lumber, selling prices in all building materials product lines were higher in 1995 than 1994; however, prices in the fourth quarter of 1995 were lower in all product lines than for the first three quarters of 1995.

  The gross profit margin was 28.3% for 1995 compared with 18.3% for 1994. Paper product gross margins increased to 30.4% in 1995 compared with 13.8% for 1994 reflecting the record level selling prices achieved for all paper product lines. In addition, gross margins in 1995 were not impacted by the start-up costs incurred in 1994 for the installation of a new pulping facility and paper machine at the Company's Johnsonburg, Pennsylvania mill. Another significant improvement to gross margins in 1995 was the start-up of the second linerboard machine at Campti, Louisiana, which allowed the Company to replace linerboard previously purchased outside with internally produced product at a much lower cost. Partially offsetting the increase in gross margins was the escalation of old corrugated container (OCC) prices by 47.3% compared with 1994.

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

  Other income (expense) was $.8 million in 1995 versus $(6.4) million for 1994. The expense in 1994 was mostly due to the closure of the Sweet Home, Oregon plywood plant with a related charge of $5.0 million.

  Interest expense was $71.0 million in 1995 compared with $71.5 million in 1994. Because the Company's average outstanding debt decreased $105.2 million between 1995 and 1994, gross interest declined to $77.2 million in 1995 versus $80.8 million in 1994. Capitalized interest declined to $6.2 million in 1995 versus $9.3 million in 1994. The weighted average interest rate of all debt was 7.67% at December 31, 1995 compared with 7.75% at December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Willamette generates funds internally via net earnings adjusted for non-cash charges against earnings such as depreciation, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

  In 1996, cash flows from operating activities were $659.3 million and represented a decrease of 8.1% from comparable cash flows in 1995. This decrease was primarily due to a decline from the record level of net earnings achieved in 1995. Internally generated cash flows continued to fund 100% of capital expenditures in 1996.

  Net working capital decreased to $289.1 million at December 31, 1996 from $359.3 million at December 31, 1995. The decrease is primarily due to reductions in inventories and receivables. The decrease in inventories of $25.4 million was due to quantities being unusually high at December 31, 1995 and the receivables decrease of $41.4 million was primarily due to lower net sales.

  The Company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, labor efficiency and to expand production. In 1996, the Company made capital expenditures of $454.7 million.

  During 1996 the following major capital projects were completed:

        o      Construction of an OSB facility in Arcadia, Louisiana.
        o      Construction  of a new LVL and custom  products  plant in Albany,
               Oregon.
        o      Conversion  of  the  Eugene,   Oregon   particleboard   plant  to
               manufacture MDF.
        o Upgrade of recovery boiler and chemical and fiber recovery at Kingsport, Tennessee bleached pulp mill.
        o Expansion of pulping capacity at the Marlboro County, South Carolina fine paper mill.

  Major capital projects underway at December 31, 1996 include the following:

        o Addition of new fine paper machine and related pulping capacity at Hawesville, Kentucky.
        o Construction of a new corrugated box plant in Plant City, Florida.
        o Construction and installation of a new boiler at the Kingsport, Tennessee bleached pulp mill.
        o Expansion of secondary fiber capacity at the paper mill in Campti, Louisiana.
        o      Construction of a new cut sheet plant in Brownsville, Tennessee.
        o      Modernization of the sawmill at Coburg, Oregon.

  The cost of all major capital projects in progress at December 31, 1996 is estimated to be approximately $923.8 million of which $384.9 million has already been spent. These projects will be funded with internally generated cash flows and with external borrowings if needed.

  In May 1996 the Company acquired the timber operations of Cavenham Forest Industries, Inc. (the Cavenham acquisition), in Louisiana and the Pacific Northwest as discussed in note 10 to the consolidated financial statements. The Company funded the acquisition with cash and $1.1 billion of borrowing under a Credit Agreement between the Company and a group of banks providing for a revolving loan and a term loan. On July 1, 1996, the Company issued $400 million in debentures. The proceeds from the sale were used to reduce indebtedness under the term loan used to fund the Cavenham acquisition, thus the debenture issuance had no effect on the Company's total debt-to-capital ratio at that time. In November, 1996, the Company completed the acquisition of Medite of Europe, discussed in note 10 to the consolidated financial statements, for $61.5 million in cash, plus certain closing costs. The transaction was financed by borrowings from the revolving loan under the Credit Agreement.

  The total debt-to-capital ratio has increased to 49.9% at December 31, 1996 from 32.0% at December 31, 1995 due to the acquisitions discussed above. The Company anticipates it can maintain its present course of capital spending over the next three years and still reduce its debt-to-capital ratio to below 40% by 1999. Despite a significant increase in the Company's debt-to-capital ratio, rating agencies have maintained the Company's credit rating in the "A" range, thereby preserving its cost of capital. Additionally, the Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing agreements and the unused portion of the revolving loan available under the Credit Agreement.

  In April, 1996, the Board of Directors of the Company increased the number of authorized shares of common stock to 150,000,000 from 75,000,000.

OTHER MATTERS

  The Company believes it is in substantial compliance with federal, state and local laws regarding environmental quality.

  The Environmental Protection Agency previously issued proposed rules regarding air and water quality referred to as the "cluster rules". The final rules are expected to be released sometime in 1997 with implementation expected to be required by the year 2000. In addition to the impact of the cluster rules on pulp and paper mills, the Company's other operations are faced with increasingly stringent environmental regulations. Based upon either enacted or proposed regulations, the Company estimates that over the next five years, additional capital expenditures which are not yet in progress to comply with environmental regulations will not exceed $120 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, we believe that compliance with such environmental regulations will not have a material adverse effect upon the Company's competitive position.

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

FORWARD-LOOKING STATEMENTS

   Statements contained in this report that are not historical in nature, including without limitation the discussion of the anticipated reduction in the Company's debt-to-capital ratio, forecasted sales and production volumes and the adequacy of the Company's liquidity resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations.

Item 8.  Financial Statements and Supplementary Data

  The financial statements and supplementary data filed as part of this report follow the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  Information regarding (i) directors of the Company is set forth in the Company's definitive proxy statement (the "Proxy Statement") for its 1997 annual meeting of shareholders, under the heading "Election of Directors" and (ii) the failure by an officer of the Company to file, on a timely basis, one report required by Section 16 (a) of the Securities Exchange Act of 1934, is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

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

(b)                   Reports on Form 8-K.

                      No reports on Form 8-K were filed for the quarter ended December 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WILLAMETTE INDUSTRIES, INC.
                                                      (Registrant)

                                               By /S/ J. A. PARSONS
Dated:  February 13, 1997                             (J. A. Parsons)
                                               Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 1997, by the following persons on behalf of the registrant in the capacities indicated.


           SIGNATURE                               TITLE

Principal Executive Officer
  and Director

/S/  STEVEN R. ROGEL                       President and Chief Executive Officer
        (Steven R. Rogel)                  and Director

Principal Financial Officer

/S/  J. A. PARSONS                         Executive Vice President and
        (J. A. Parsons)                    Chief Financial Officer,
Secretary and                              Treasurer

Principal Accounting Officer

/S/  G. W. HAWLEY                          Vice President-Controller
        (G. W. Hawley)


/S/  WILLIAM SWINDELLS                     Chairman of the Board
        (William Swindells)


/S/  GERARD K. DRUMMOND                    Director
        (Gerard K. Drummond)


/S/ KENNETH W. HERGENHAN                   Director
        (Kenneth W. Hergenhan)

/S/ C. W. KNODELL                          Director
       (C. W. Knodell)


/S/ PAUL N. MCCRACKEN                      Director
       (Paul N. McCracken)


/S/ G. JOSEPH PRENDERGAST                  Director
       (G. Joseph Prendergast)


/S/ STUART J. SHELK, JR.                   Director
       (Stuart J. Shelk, Jr.)


/S/ ROBERT M. SMELICK                      Director
       (Robert M. Smelick)


/S/ SAMUEL C. WHEELER                      Director
       (Samuel C. Wheeler)


/S/ BENJAMIN R. WHITELEY                   Director
        (Benjamin R. Whiteley)

Index to Consolidated Financial Statements



                                                                 PAGE NO.

Independent Auditors' Report.....................................   23

Consolidated Balance Sheets as of December 31, 1996 and 1995.....   24

Consolidated Statements of Earnings for years ended
  December 31, 1996, 1995 and 1994...............................   25

Consolidated Statements of Stockholders' Equity
  for years ended December 31, 1996, 1995 and 1994...............   26

Consolidated Statements of Cash Flows for years ended
  December 31, 1996, 1995 and 1994...............................   27

Supplementary Business Segment Information.......................   28

Selected Quarterly Financial Data................................   29

Notes to Consolidated Financial Statements.......................30-40

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Willamette Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.





                              KPMG PEAT MARWICK LLP
Portland, Oregon
February 13, 1997


-------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
===================================================================================================================
December 31, 1996 and 1995
(dollar amounts, except per share amounts, in thousands)


Assets                                                                                1996              1995
                                                                                     ------            ------
Current assets:
  Cash                                                                        $         22,222              17,961
  Accounts receivable, less allowance for doubtful
     accounts of $4,460 (1995 - $5,446)                                                272,709             314,070
  Inventories (note 3)                                                                 365,949             391,358
  Prepaid expenses and deposits on timber cutting contracts                             38,454              51,448
  Assets held for sale (notes 5 and 10)                                                160,218                   -
                                                                                 --------------  ------------------
        Total current assets                                                           859,552             774,837
                                                                                 --------------  ------------------
Timber, timberlands and related facilities, net (note 10)                            1,444,873             518,873
Property, plant and equipment, net (notes 9 and 10)                                  2,330,469           2,054,868

Other assets                                                                            85,787              64,977
                                                                                 --------------  ------------------
                                                                              $      4,720,681           3,413,555
                                                                                 ==============  ==================


Liabilities and Stockholders' Equity
Current liabilities:
  Current installments on long-term debt (note 5)                             $          4,512              29,598
  Notes payable (note 5)                                                               200,000              51,000
  Accounts payable, includes book overdrafts of $48,005
           (1995 - $58,158)                                                            185,437             180,176
  Accrued payroll and related expenses                                                  72,661              65,335
  Accrued interest                                                                      38,336              20,428
  Other accrued expenses                                                                52,365              44,506
  Accrued income taxes (note 4)                                                         17,107              24,536
                                                                                 --------------  ------------------
         Total current liabilities                                                     570,418             415,579
                                                                                 --------------  ------------------
Deferred income taxes (note 4)                                                         374,246             330,142
Other liabilities                                                                       32,819              30,734
Long-term debt, net of current installments (note 5)                                 1,766,917             790,210
Stockholders' equity (note 7):
  Preferred stock, cumulative, of $.50 par value.                                            -                   -
    Authorized 5,000,000 shares
  Common stock of $.50 par value.  Authorized 150,000,000
    shares; issued 55,353,654 shares
      (1995 - 55,223,706 shares)                                                        27,677              27,612
  Capital surplus                                                                      306,517             300,757
  Retained earnings                                                                  1,642,087           1,518,521
                                                                                 --------------  ------------------
          Total stockholders' equity                                                 1,976,281           1,846,890
                                                                                 --------------  ------------------
                                                                              $      4,720,681           3,413,555
                                                                                 ==============  ==================


See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
====================================================================================================================
Years ended December 31, 1996, 1995 and 1994
(dollar amounts, except per share amounts, in thousands)



                                                                        1996            1995               1994
                                                                       ------          ------             ------
Net sales                                                     $       3,425,173       3,873,575           3,007,949
Cost of sales                                                         2,798,282       2,777,735           2,456,437
                                                                 ---------------  --------------  ------------------
     Gross profit                                                       626,891       1,095,840             551,512
Selling and administrative expense                                      231,862         201,784             184,699
                                                                 ---------------  --------------  ------------------
     Operating earnings                                                 395,029         894,056             366,813
Other income (expense)                                                    3,861             798             (6,377)
                                                                 ---------------  --------------  ------------------
                                                                        398,890         894,854             360,436
Interest expense                                                         92,804          71,050              71,513
                                                                 ---------------  --------------  ------------------
     Earnings before provision for income taxes                         306,086         823,804             288,923
Provision for income taxes (note 4)                                     114,000         309,000             111,300
                                                                 ---------------  --------------  ------------------
     Net earnings                                             $         192,086         514,804             177,623
                                                                 ===============  ==============  ==================
Earnings per share                                            $            3.48            9.34                3.23
                                                                 ===============  ==============  ==================
Weighted average number of shares
  outstanding (in thousands)                                            55,268          55,146              55,019
                                                                ===============  ==============  ==================



Per share earnings are based upon the weighted average number of shares outstanding.



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
==============================================================================================================
Years ended December 31, 1996, 1995 and 1994
(dollar amounts, except per share amounts, in thousands)



                                                                    1996                 1995                1994
                                                                   ------               ------              -----
Common Stock:
   Balance at beginning of year                         $            27,612               27,518              27,449
       Shares issued for options exercised                               65                  119                  69
       Stock repurchased and cancelled                                    -                 (25)                   -
                                                           -----------------    -----------------  ------------------
  Balance at end of year                                $            27,677               27,612              27,518
                                                           =================    =================  ==================
Capital Surplus:
  Balance at beginning of year                          $           300,757              293,756             288,646
       Shares issued for options exercised                            5,760                9,689               5,110
       Stock repurchased and cancelled                                    -              (2,688)                   -
                                                           -----------------    -----------------  ------------------
  Balance at end of year                                $           306,517              300,757             293,756
                                                           =================    =================  ==================
Retained Earnings:
  Balance at beginning of year                          $         1,518,521            1,066,591             941,775
       Net earnings                                                 192,086              514,804             177,623
       Less cash dividends on common stock
         ($1.24,$1.14, and $.96 per share in
          1996, 1995 and 1994 respectively)                         (68,520)             (62,874)            (52,807)
                                                           -----------------    -----------------  ------------------
  Balance at end of year                                $         1,642,087            1,518,521           1,066,591
                                                           =================    =================  ==================


See accompanying notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================================================================================================
Years ended December 31, 1996, 1995 and 1994
(dollar amounts in thousands)
                                                                            1996             1995            1994
                                                                            ----             ----            ----

Cash flows from operating activities:
  Net earnings                                                    $         192,086          514,804         177,623

  Adjustments to reconcile net earnings to net cash from operating activities:
      Depreciation                                                          246,638          218,580         192,378
      Cost of fee timber harvested                                           43,381           25,061          19,810
      Other amortization                                                     12,918            5,524           5,064
      Increase in deferred income taxes                                      40,717           98,425          33,422
  Changes in working capital items:
      Accounts receivable                                                    56,549          (31,015)        (75,894)
      Inventories                                                            49,575         (135,267)         12,972
      Prepaid expenses and timber deposits                                   14,282            1,262          (5,265)
      Accounts payable and accrued expenses                                  11,810           18,229          26,648
      Accrued income taxes                                                   (8,692)           1,582          10,164
                                                                   -----------------  --------------- ---------------
  Net cash from operating activities                                        659,264          717,185         396,922
                                                                   -----------------  --------------- ---------------

Cash flows from investing activities:
      Proceeds from sale of equipment                                         1,781            2,000           2,415
      Expenditures for property, plant and equipment                       (454,744)        (411,985)       (340,278)
      Expenditures for timber and timberlands                               (16,991)         (33,776)        (45,676)
      Expenditures for roads and reforestation                              (14,034)          (7,762)         (7,207)
      Acquisitions (note 10)                                             (1,019,274)               -               -
      Assets held for sale (notes 5 and 10)                                (160,218)               -               -
      Other                                                                  (8,517)          (8,602)         17,110
                                                                   -----------------  --------------- ---------------
  Net cash from investing activities                                     (1,671,997)        (460,125)       (373,636)
                                                                   -----------------  --------------- ---------------

Cash flows from financing activities:
      Debt borrowing                                                      1,245,226           79,010          29,000
      Proceeds from sale of common stock                                      5,697            9,635           5,011
      Repurchased common stock                                                    -           (2,713)              -
      Cash dividends paid                                                   (68,520)         (62,874)        (52,807)
      Payment on debt                                                      (165,409)        (274,955)         (1,235)
                                                                   -----------------  --------------- ---------------
  Net cash from financing activities                                      1,016,994         (251,897)        (20,031)
                                                                   -----------------  --------------- ---------------

Net change in cash                                                            4,261            5,163           3,255
Cash at beginning of year                                                    17,961           12,798           9,543
                                                                   -----------------  --------------- ---------------
Cash at end of year                                               $          22,222           17,961          12,798

                                                                   =================  =============== ===============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
      Interest (net of amount capitalized)                       $           74,896           72,930          70,791
                                                                   =================  =============== ===============

      Income taxes                                               $           81,663          208,993          67,714
                                                                   =================  =============== ===============

See accompanying notes to consolidated financial statements.



----------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
================================================================================================================
(dollar amounts in thousands)
                                            1996    %          1995    %         1994    %         1993    %         1992     %
                                    ------------------   ----------------  ----------------  ----------------  -----------------
Sales to outside customers:
     Paper Group:
          Fabricated paper products $  1,823,652   53     2,128,428   55    1,475,593   49    1,232,311   47    1,098,777    46

          Pulp and paper                 520,260   15       681,094   18      410,365   14      360,014   14      381,529    16
                                    ------------------   ----------------  ----------------  ----------------  -----------------
     Total Paper Group                 2,343,912   68     2,809,522   73    1,885,958   63    1,592,325   61    1,480,306    62
                                    ------------------   ----------------  ----------------  ----------------  -----------------

     Building Materials Group:
          Lumber                         218,153    7       169,753    4      188,445    6      184,287    7      147,886     6

          Plywood                        378,959   11       428,707   11      441,397   15      425,387   16      397,332    17

          Particleboard and MDF          277,375    8       272,336    7      292,153   10      234,123    9      186,973     8

          Other wood products            206,774    6       193,257    5      199,996    6      186,115    7      159,899     7
                                    ------------------   ----------------  ----------------  ----------------  -----------------
     Total Building Materials Group    1,081,261   32     1,064,053   27    1,121,991   37    1,029,912   39      892,090    38
                                    ------------------   ----------------  ----------------  ----------------  -----------------
Total net sales (1)               $    3,425,173  100     3,873,575  100    3,007,949  100    2,622,237  100    2,372,396   100
                                    ==================   ================  ================  ================  =================
Intersegment sales at market value:
     Building Materials Group     $       42,692             61,082            36,121            39,113            38,128
                                    =============        ===========       ===========       ===========       ===========
Gross Profit (GP):                                GP%                GP%               GP%               GP%                GP%
                                                ------             ------            ------            ------             ------
    Paper Group                   $      475,945   20       855,054   30      260,830   14      184,553   12      219,354    15
    Building Materials Group             150,946   14       240,786   23      290,682   26      246,236   24      145,339    16
                                    ------------------   ----------------  ----------------  ----------------  -----------------
                                  $      626,891   18     1,095,840   28      551,512   18      430,789   16      364,693    15
                                    ==================   ================  ================  ================  =================
Contribution to earnings:
    Paper Group                   $      306,463   78       707,234   79      124,856   34       53,655   21       95,970    49

    Building Materials Group              88,566   22       186,822   21      241,957   66      202,721   79      101,629    51
                                    ------------------   ----------------  ----------------  ----------------  -----------
        Contribution to earnings(2)      395,029  100       894,056  100      366,813  100      256,376  100      197,599   100
                                    ==================   ================  ================  ================  =================
Other income (expense)                     3,861                798            (6,377)           (3,918)           (1,725)

Interest expense                          92,804             71,050            71,513            63,290            66,422
Earnings before provision for
                                    -------------        -----------       -----------       -----------       -----------
 income taxes                     $      306,086            823,804           288,923           189,168           129,452
                                    =============        ===========       ===========       ===========       ===========

Identifiable assets:
     Paper Group                  $    2,409,719          2,359,462         2,090,399         1,884,017         1,663,990

     Building Materials Group            590,102            448,320           357,276           362,184           346,882
     Timber, timberlands and
        related facilities, net        1,444,873            518,873           509,075           483,308           448,721
     Corporate                           275,987             86,900            76,648            75,044            67,823
                                    -------------        -----------       -----------       -----------       -----------
                                  $    4,720,681          3,413,555         3,033,398         2,804,553         2,527,416
                                    =============        ===========       ===========       ===========       ===========



(1) The Company is not  dependent  on any one  significant  customer or group of
    customers.   Approximately  95%  of  the  Company's  total  output  is  sold domestically.

(2) "Contribution to earnings" is defined to be that amount of earnings generated before (a) other income (expense), (b) interest expense and (c) provisions for income taxes.


----------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA
==========================================================================================================
(Unaudited)(dollar amounts, except per share amounts, in thousands)




                                                                                            Net Earnings
                                                 Net                 Gross         -------------------------------
1996                                            Sales                Profit            Amount          Per Share
------------------------------------------------------------------------------------------------------------------
1st Quarter..............               $          866,112            187,946           73,370               1.33
2nd Quarter..............                          858,792            153,985           48,254                .87
3rd Quarter..............                          862,674            155,142           43,129                .78
4th Quarter..............                          837,595            129,818           27,333                .50
------------------------------------------------------------------------------------------------------------------
     Total...............               $        3,425,173            626,891          192,086               3.48
==================================================================================================================


                                                                                            Net Earnings
                                                 Net                 Gross         -------------------------------
1995                                            Sales                Profit            Amount          Per Share
------------------------------------------------------------------------------------------------------------------
1st Quarter..............               $          900,638            229,829           99,083               1.80
2nd Quarter..............                        1,003,547            288,989          134,347               2.44
3rd Quarter..............                        1,019,420            311,956          150,705               2.73
4th Quarter..............                          949,970            265,066          130,669               2.37
------------------------------------------------------------------------------------------------------------------
     Total...............               $        3,873,575          1,095,840          514,804               9.34
==================================================================================================================



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996, 1995 and 1994 (dollar amounts, except per share amounts, in thousands)

1.      NATURE OF OPERATIONS
  Willamette Industries, Inc. is a diversified, integrated forest products company with 99 manufacturing plants in 22 states and in Ireland. The Company produces kraft liner, corrugating medium, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, oriented strand board, laminated beams, laminated veneer lumber, wooden I-joists and other value-added wood products. The Company's principal lines of business are paper products and building materials. Based on sales, paper products represent approximately two-thirds of the Company's business with the balance consisting of building materials. The primary market for the Company's products is the United States domestic market and Europe for MDF produced by Medite of Europe, a wholly owned subsidiary. Products are sold through wholesalers and distributors as well as directly to end users.

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

          The Company obtains a portion of its timber requirements from various sources under timber harvesting contracts. The Company does not incur a direct liability for, or ownership of, this timber until it has been harvested; therefore, the timber is not recorded until cut.

        (e) Income Taxes
          The Company utilizes the liability method of accounting for income taxes. This method requires that deferred tax liabilities and assets be established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates.

        (f) Capitalized Interest
          Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1996, 1995 and 1994 was $10,534, $6,187 and $9,294 respectively and is netted against interest expense in the consolidated statements of earnings. Such capitalized interest will be amortized over the depreciable life of the related assets.

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

3. INVENTORIES
   The major components of inventories are as follows:

                                                   DECEMBER 31,
                                                   ------------
                                              1996             1995
                                              ----             ----

Finished product.......................    $108,090           98,055
Work in progress.......................       6,182            7,712
Raw material...........................     175,480          212,651
Supplies...............................      76,197           72,940
                                           --------          -------
                                           $365,949          391,358
                                           ========          =======

Valued at:
  LIFO cost............................    $249,379          289,341
  Average cost.........................     116,570          102,017

  If current cost rather than LIFO cost had been used by the Company, inventories would have been approximately $46,261 and $87,707 higher in 1996 and 1995 respectively.

4. INCOME TAXES
   The provision for income taxes includes the following:

                                               1996         1995          1994
                                              ------       ------        ------

Payable from taxable earnings ..........     $ 73,283      261,975        77,478
Payable (reduction) due to AMT .........            -      (51,400)          400
                                             --------     --------      --------
Currently payable ......................       73,283      210,575        77,878
Deferred taxes due to temporary
   differences for:
     Accelerated depreciation ..........       37,501       91,766        32,213
        Other ..........................        3,216        6,659         1,209
                                             --------     --------      --------
        Total deferred .................       40,717       98,425        33,422
                                             --------     --------      --------
        Total provision ................     $114,000      309,000       111,300
                                             ========     ========      ========

Federal income taxes ...................     $ 97,000      265,500        95,000
State income taxes .....................       17,000       43,500        16,300
                                             --------     --------      --------
                                             $114,000      309,000       111,300
                                             ========     ========      ========

  The Company's deferred income tax liability is mainly due to depreciation. Differences between the effective tax rate and the Federal statutory rate are shown in the following table as a percentage of pretax income:

                                                 1996         1995         1994
                                                 ----         ----         ----

Federal statutory rate ................          35.0%        35.0%        35.0%
State income taxes, net of
  Federal tax effect ..................           3.6          3.4          3.7
Other .................................          (1.4)         (.9)         (.2)
                                                 ----         ----         ----
                                                 37.2%        37.5%        38.5%
                                                 ====         ====         ====

   The Company's consolidated Federal income tax returns for 1978 through 1991 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the Company has provided for all deficiencies that ultimately might be assessed.

   The Tax Reform Act of 1986  expanded the  corporate  alternative  minimum tax
(AMT). Under this Act, the Company's tax liability is the greater of its regular tax or the AMT. To the extent the Company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. The Company utilized AMT credits of $51,400 in 1995. At December 31, 1996, the Company had no AMT credits.

5.  LONG-TERM DEBT
   Long-term debt consists of the following:
                                                      DECEMBER 31,
                                                      ------------
                                                   1996        1995
                                                   ----        ----
Notes payable to public:
  7.00%, due in 1998.......................      $100,000     100,000
  9.625%, due in 2000......................       150,000     150,000
  7.75%, due in 2002.......................       100,000     100,000
  9.125%, due in 2003......................        50,000      50,000
  9.00%, due in 2021.......................       150,000     150,000
  7.35%, due in 20261......................       200,000           -
  7.85%, due in 2026.......................       200,000           -

(1) Holders have the option to demand repayment in 2006.

Medium-term notes, with interest
  rates ranging from 5.66% to 7.30%,
  due in varying amounts through 2013......       150,000     150,000

Bank loans, with interest rates
  averaging 5.79% and 6.38% due
  in varying amounts through 2000..........       705,766      25,000

Revenue bonds, with interest
  rates averaging 4.69% and 5.11%,
  due in varying amounts
  through 2026.............................       121,749      89,265

Other long-term debt, with
  interest rates averaging
  6.50% and 8.03%, due in
  varying amounts through 2006.............         3,914       5,543
                                                ---------     -------
                                                1,931,429     819,808
Less: Current installments.................         4,512      29,598
     Bank loans classified as Notes Payable       160,000           -
                                                ---------     -------
                                               $1,766,917     790,210
                                               ==========     =======

  Principal payment requirements on the above debt for the four years subsequent to 1997 are: 1998, $165,631; 1999, $4,247; 2000, $151,990; 2001, $240,240.

 In connection with the acquisition discussed in note 10, the Company entered into a Credit Agreement with a group of banks providing for a revolving loan and a term loan. The revolving loan provides for borrowings up to $1.0 billion in principal amount, matures on May 15, 2001 and at December 31, 1996 had an outstanding balance of $300,000. The revolving loan also provides backup credit for a Master Note program, which at December 31, 1996 had an outstanding balance of $285,000. The term loan matures on May 15, 1998 and at December 31, 1996 had an outstanding balance of $100,000. At December 31, 1996, $160,000 of the revolving and term loans are classified as "notes payable" and correspond to the anticipated sale of the "assets held for sale" and concurrent paydown of the term loan with the net proceeds therefrom as required by the Credit Agreement.

  The Company utilized short-term borrowings with a number of banks at various times during 1996 and 1995 of which $40,000 was outstanding at December 31, 1996. The weighted average interest rate on short-term borrowings at December 31, 1996 and 1995 was 5.61% and 5.58% respectively. Other uncommitted lines of credit are available. Interest is based upon prevailing short-term rates in effect at the time of the transaction.

  The fair value of the Company's long-term debt is estimated to be approximately $1,834,395 based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with the same remaining maturities.

6.      PENSION AND RETIREMENT PLANS

DEFINED BENEFIT PLANS

  The Company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees. Substantially all other employees of the Company are covered by noncontributory defined benefit plans. Under the salaried plans, retirement benefits are based on both years of service and the highest five consecutive years of compensation prior to retirement. Plans covering hourly employees provide benefits of stated amounts for each year of service. Total pension expense in 1996, 1995 and 1994 for all such plans was $10,628; $6,189 and $9,580 respectively.

  As advised by its actuaries, the Company makes such contributions to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future.

  The net periodic pension cost for 1996, 1995 and 1994 included the following components:
                                            1996            1995          1994
                                            ----            ----          ----
Service cost of benefits earned
  during the period ..................     $ 13,968        10,278        11,061
Interest cost on projected
  benefit contribution ...............       20,132        18,451        16,843
Actual return on assets ..............      (50,017)      (70,087)       (2,071)
Net amortization and deferral ........       21,538        43,114       (21,470)
                                           --------      --------      --------
Net periodic pension cost ............     $  5,621         1,756         4,363
                                           ========      ========      ========

  The following table sets forth the plans' funded status and amount recognized in the Company's consolidated financial statements at December 31, 1996 and 1995:
                                   DECEMBER 31
              ----------------------------------------------------------
                           1996                         1995
              ---------------------------  -----------------------------
              Assets Exceed    Accumulated   Assets Exceed   Accumulated
               Accumulated      Benefits      Accumulated     Benefits
                 Benefits     Exceed Assets     Benefits    Exceed Assets
                 --------    -------------     --------    -------------
Actuarial present
 value of benefit
 obligations:
Vested benefit
  obligation     $(221,382)     (30,435)        (211,992)     (30,234)
                  ========       ======         ========      =======
Accumulated
  benefit
  obligation     $(233,562)     (34,635)        (215,243)     (30,621)
                  ========       ======         ========      =======
Projected
  benefit
  obligation     $(276,637)     (34,635)        (255,903)     (30,621)
Plan assets
  at fair value    358,675       31,701          316,589       24,594
                   -------       ------         --------      -------
Plan assets
  greater (less)
  than projected
  benefit
  obligation        82,038       (2,934)          60,686       (6,027)
Unrecognized
  net (gain)loss   (81,548)      (2,528)        ( 56,751)          96
Prior service
  cost not yet
  recognized in
  net periodic
  pension cost       5,628        3,806            5,900        3,535
Unrecognized
  obligation,
  net of
  amortization      (2,060)        (111)         ( 4,079)      (  181)
                    ------        -----          -------       ------
Prepaid pension
  cost (pension
  liability)
  recognized     $   4,058       (1,767)           5,756       (2,577)
                    ======       ======          =======       ======

  The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5.0% in 1996 versus 7.0% and 5.0% in 1995. The expected long-term rate of return on assets was 9.0%. Substantially all plan assets are invested in stocks, bonds and cash equivalents.

CONTRIBUTORY PLANS

  The Company covers all salaried employees and some hourly employees under 401(k) plans. The salaried plan allows employees to contribute up to 7% of their salary (which the Company matches up to 6%). The amounts contributed by the Company vary for the hourly plans. Total plan expenses were $10,430; $8,857 and $8,925 in 1996, 1995 and 1994 respectively.

POSTRETIREMENT BENEFIT PLANS

  The Company has a contributory postretirement health plan primarily covering its salaried employees. Employees become eligible for these benefits if they meet minimum age and service requirements.

The Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1996 and 1995 was:
                                                           1996          1995
                                                           ----          ----
Retirees..........................                 $      12,410        13,001
Other fully eligible participants.                         5,401         5,339
Other active participants.........                        13,865        12,421
                                                          ------        ------
                                                          31,676        30,761
Unrecognized loss.................                        (4,998)       (5,056)
                                                          ------        ------
APBO recognized in balance sheet..                 $      26,678        25,705
                                                          ======        ======
Weighted average discount rate....                         7.25%          7.0%
                                                           =====          ====

The components of net periodic postretirement expenses are as follows:

                                                    1996         1995      1994
                                                    ----         ----      ----

Service cost benefits earned in period ...........   $1,065       867       826
Interest cost on accumulated benefit obligation ..    2,103     2,043     1,811
Amortization of (gain)loss from earlier periods ..      166        71        60
                                                     ------     -----     -----
Net expense ......................................   $3,334     2,981     2,697
                                                     ======     =====     =====
Weighted average discount rate ...................      7.0%      8.0%      7.0%
                                                     ======     =====     =====

   For the year 1996, a 9.5% increase in the medical cost trend rate was assumed. This rate decreases incrementally to an annual rate of 5% in the year 2000. A 1.0% increase in the medical trend rate would increase the APBO by $3,000 and increase the net periodic postretirement expense by $390.

7.      STOCKHOLDERS' EQUITY
  The Company's 1995 Long-Term Incentive Compensation Plan (the Plan), which replaced an earlier plan, provides for grants of stock options to directors and key employees and awards of stock appreciation rights (SARS) and restricted shares of common stock to key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in 33 1/3% increments per year and expire ten years from the date of grant. The Company has reserved 2,750,000 shares for distribution under the Plan. A summary of stock option activity is as follows:
                                                                   Option Price
                                                    Shares          Per Share
                                                    ------          ---------
Outstanding December 31, 1993 ..............       1,126,803       $16.75-39.25
   Granted .................................         259,420       45.375
   Exercised ...............................         143,045       16.75-39.25
   Cancelled or surrendered ................          10,367       16.75-45.375
                                                   ---------       -------------
Outstanding December 31, 1994 ..............       1,232,811       16.75-45.375
   Granted .................................         299,990       51.50
   Exercised ...............................         244,344       16.75-45.375
   Cancelled or surrendered ................           6,653       16.75-51.50
                                                   ---------       -------------
Outstanding December 31, 1995 ..............       1,281,804       23.25-51.50
   Granted .................................         273,030       61.75
   Exercised ...............................         125,747       23.25-51.50
   Cancelled or surrendered ................           4,740       23.25-61.75
                                                   ---------       -------------
Outstanding December 31, 1996 ..............       1,424,347       24.25-61.75
                                                   =========       =============

Shares exercisable .........................         911,431       $24.25-61.75
                                                   =========       =============

  In addition, SARs which have been awarded and are outstanding to officers of the Company amount to 53,030 shares, of these 7,340 with a basis of $24.25; 19,350 with a basis of $23.25 and 26,340 with a basis of $26.25 were available for exercise at December 31, 1996. On exercise of the SAR, the holder receives in cash an amount equal to the difference between the market price of the common stock at the date the SAR is exercised and the basis of the SAR.

  Restricted shares vest based upon continued employment, the attainment of performance goals, or both, and are subject to transfer restrictions until vested. The Company has awarded 44,794 restricted shares to certain officers at no cost. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1996, 9,612 restricted shares had not yet vested and 35,182 shares had been either issued or cancelled. Unearned compensation, representing the fair market value of the shares at the date of issuance, is charged to income over the vesting period.

  The Company has a shareholder rights plan providing for the distribution of rights to shareholders ten days after a person or group (an "acquiring person") becomes the owner of 20% or more of the Company's common stock or makes a tender offer or exchange offer which would result in the ownership of 30% or more of the common stock. Once the rights are distributed, each right becomes exercisable to purchase, for $175, 1/100th of a share of new series of Company preferred stock, which 1/100th share is intended to equal one common share in market value. Ten days after an acquiring person becomes the owner of 20% or more of the Company's common stock, each right (other than rights held by the acquiring person) becomes exercisable to purchase, for $175, common shares with a market value of $350. The rights will expire in 2000 and may be redeemed at $.01 per right any time prior to the tenth day after an acquiring person becomes the owner of 20% or more of the common stock.

  In August 1995, the Board of Directors of the Company authorized the repurchase of up to $100,000 of the Company's common stock. During 1995, the Company purchased 50,000 shares of its common stock for $2,713.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards #123 (SFAS #123) on accounting for stock-based compensation that is effective for years beginning after December 15, 1995. As permitted by SFAS #123, the Company has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion #25. The Company has determined the effects of adopting SFAS #123 would not have a material effect on the financial statements.

8.      BUSINESS SEGMENTS
  The Company operates in two principal business segments: paper products and building materials. Timber, timberlands and related facilities have not been allocated to the two segments because they are managed to supply raw materials to both segments. Information with respect to the sales, operating income and identifiable assets of these segments is included in the five-year comparison on page 28. Information with respect to depreciation, cost of fee timber harvested, amortization and capital expenditures for the years ended December 31, 1996, 1995 and 1994 is shown below:

                                                Depreciation,
                                         Cost of Fee Timber Harvested
                                               and Amortization
                                               ----------------
                                           1996      1995       1994
                                           ----      ----       ----
Paper products......................     $194,816   177,888    152,983
Building materials..................       64,740    46,216     44,459
Timber, timberlands and
  related facilities................       43,381    25,061     19,810
                                         --------   -------     ------
                                         $302,937   249,165    217,252
                                         ========   =======    =======

                                           Capital Expenditures
                                           --------------------
                                         1996     1995      1994
                                         ----     ----      ----
Paper products.............           $342,268  300,145   298,931
Building materials.........            112,476  111,840    41,347
Timber, timberlands and
   related facilities......             31,025   41,538    52,883
                                       -------  -------   -------
                                      $485,769  453,523   393,161
                                       =======  =======   =======


9. Property, Plant and Equipment
   Property, plant and equipment accounts are summarized as follows:

                                       Principal                 December 31
                                        range of            ------------------
                                      useful lives          1996          1995
                                      ------------          ----          ----

Land ..............................       -             $   37,270        32,680
Building materials
   manufacturing facilities .......    10 - 20             831,464       534,646
Paper products
   manufacturing and
   converting facilities ..........    10 - 30           2,889,067     2,726,554
Office equipment ..................    3 - 10               76,870        67,504
Leasehold improvements ............    life of lease         6,300         6,286
Construction in progress ..........       -                256,732       181,581
                                                        ----------    ----------
                                                         4,097,703     3,549,251
Accumulated depreciation ..........                      1,767,234     1,494,383
                                                        ----------    ----------
                                                        $2,330,469     2,054,868
                                                        ==========    ==========

10.     ACQUISITIONS

  In May, 1996, the Company acquired approximately 1,088,000 acres of timberland, a sawmill and related assets in Louisiana and the Pacific Northwest from Cavenham Forest Industries, Inc., an affiliate of Hanson PLC. (the "Cavenham acquisition"). The purchase price for the properties was $1.588 billion and was funded through cash and $1.1 billion of borrowing under a Credit Agreement between the Company and a group of banks providing for a revolving loan and a term loan. Simultaneous with the purchase, the Company agreed to sell 542,000 acres of the acquired property to third parties for an aggregate price of $641 million. Of that acreage, approximately 56,000 acres in Oregon was to be conveyed to a third party for approximately $198 million plus certain expenses incurred by the Company. At December 31, 1996, approximately $160 million of the Oregon timberlands remain to be conveyed to a third party and is reflected herein as "assets held for sale." After giving effect to the sales to third parties, the Company acquired 546,000 acres of timberland, a sawmill and related assets for $947 million, plus certain closing costs of approximately $10 million.

        In November, 1996, the Company purchased the capital stock of Medite of Europe Limited ("Medite") for $61.5 million in cash plus certain closing costs. Medite produces medium density fiberboard at its plant in Clonmel, Ireland.

        Both  acquisitions   were  accounted  for  as  purchases.   Supplemental
information concerning the two acquisitions follows:

                                                   Cavenham         Medite
                                                   --------         ------
Cash purchase price                                $957,274         62,000
                                                   ========         ======

Purchase price was allocated to:
     Current assets                              $        -         29,913
     Timber and timberlands                         950,380              -
     Property, plant and equipment                    8,612         60,569
     Debt assumed                                         -        (20,804)
     Other assets and liabilities                    (1,718)        (7,678)
                                                   --------         ------
                                                   $957,274         62,000
                                                   ========         ======
11.  CONTINGENCIES
   There are various lawsuits, claims and environmental matters pending against the Company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company's financial condition or operations.

                                INDEX TO EXHIBITS


EXHIBIT

2.1 Asset sale, purchase and transfer agreement dated March 12, 1996, between Hanson Natural Resources Company, Cavenham Energy Resources Inc., Cavenham Forest Industries Inc. and the registrant (previously filed). Incorporated by reference from Exhibit 2.1 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

2.2 Asset sale, purchase and transfer agreement dated April 11, 1996, between the registrant and Crown Pacific Limited Partnership (previously filed). Incorporated by reference from Exhibit 2.2 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

2.3 Asset sale, purchase and transfer agreement dated April 23, 1996, between the registrant and Temple-Inland Forest Products Corporation (previously filed). Incorporated by reference from Exhibit 2.3 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

2.4 Asset sale, purchase and transfer agreement dated April 26, 1996, between the registrant and John Hancock Mutual Life Insurance Company, together with Addendum No. 1 thereto dated May 13, 1996 (previously filed). Incorporated by reference from Exhibit 2.4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

2.5 Management agreement dated May 15, 1996, among the registrant, John Hancock Mutual Life Insurance Company, Willamette Columbia Timber Co. and Hancock Natural Resource Group, Inc. (previously filed). Incorporated by reference from Exhibit 2.5 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

2.6         Right of first  offer  agreement  dated May 15,  1996,  between  the registrant and John Hancock Mutual Life Insurance Company (previously filed). Incorporated by reference from Exhibit 2.6 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

2.7 Timber supply agreement dated May 15, 1996, between the registrant and John Hancock Mutual Life Insurance Company (previously filed). Incorporated by reference from Exhibit 2.7 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

3A. Third Restated Articles of Incorporation of the registrant, as amended. Incorporated by reference from Exhibit 3A of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996. [16]

3B.         Bylaws  of  the  registrant  as  amended  through  August  1,  1996.
            Incorporated by reference from Exhibit 3.2 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996. [27]

4A. Indenture dated as of March 15, 1983, between registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985 (File No. 33-1876). [89]

4A1.        Form of Note for the series of 9.625% Notes due 2000.  [4]

4A2.        Form of Note for the series of 9.125% Notes due 2003.  [4]

4A3.        Form of Note for the series of 9.0% Debentures due 2021.  [4]

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

4B. Indenture dated as of January 30, 1993 between the registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective March 1, 1993 (File No. 33-58044) ("1993 Form S-3"). [82]

4B1. Form of Medium-Term Note (fixed rate) for the Medium-Term Notes, Series A. Incorporated by reference from Exhibit 4D to the 1993 Form S-3. [2]

4B2.        Terms  of  the   Medium-Term   Notes,   Series  A,  due   1998-2013.
            Incorporated by reference from Exhibit 4B2 to the registrant's annual report on Form 10-K for the year ended December 31, 1993. [1]

4B3. Form of Note for series of 7.35% Debentures and 7.85% Debentures due 2026 in the aggregate principal amount of $200,000,000 for each series. [6]

4C. Credit Agreement dated as of May 10, 1996, among the registrant, Bank of America National Trust and Savings Association, Abn Amro Bank N.V., Morgan Guaranty Trust Company of New York, Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and other financial institutions parties thereto, authorized $1,000,000,000. Incorporated by reference from Exhibit 4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

9.          Not applicable.

10A.        Willamette   Industries,   Inc.   Deferred   Compensation  Plan  for
            Directors.* [3]

10B. Willamette Industries, Inc. 1986 Stock Option and Stock Appreciation Rights Plan, as amended.* [8]

10C.        Willamette   Industries,   Inc.   Retirement  Plan  for  Nonemployee
            Directors.* [2]

10D. Willamette Industries Inc. Severance Agreement with Key Management Group.* [13]

10E. Willamette Industries 1993 Deferred Compensation Plan. Incorporated by reference from Exhibit 10E to the registrant's annual report on Form 10-K for the year ended December 31, 1993.* [16]

10F.        Willamette  Industries 1995 Long-Term  Incentive  Compensation Plan.
            Incorporated by reference from Exhibit 10F of the registrant's annual report on Form 10-K for the year ended December 31, 1994.* [12]

10G. Consulting agreement dated October 1, 1995 between the registrant and William Swindells. Incorporated by reference from Exhibit 10G of the registrant's annual report on Form 10-K for the year ended December 31, 1996.* [4]

10H.        Preferred  Stock  Purchase  Rights of  Willamette  Industries,  Inc.
            Incorporated by reference from Exhibit 2 of the registrant's Form 8-A filed February 26, 1990. [61]

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

22.         Not applicable.

23.         Consent of Independent Auditors to the incorporation by reference of
            their  report  dated   February  13,  1997,   in  the   registrant's
            registration statements on Form S-8. [1]

24.         Not applicable.

27.         Financial Data Schedule.  [1]

28.-98.     Not applicable.

99.         Description   of  the   registrant's   common  stock,   as  amended.
            Incorporated by reference from exhibit 99 of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996. [4]

            The registrant will furnish a copy of any exhibit to this annual report on Form 10-K to any security holder for a fee of $0.30 per page to cover the registrant's expenses in furnishing the copy. The number of pages of each exhibit  is  indicated  in  brackets  at the  end of each  exhibit  description.

------------------------
*Management contract or compensatory plan or arrangement.

Note: Certain instruments with respect to the long-term debt of the registrant are not filed herewith where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish copies of such instruments to the Commission on request.