Form 10-Q
period 1997-03-31
WILLAMETTE INDUSTRIES INC
filed 1997-05-13
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                 March 31, 1997

                          Commission File Number 0-3730



                           Willamette Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        State of Oregon                          93-0312940
--------------------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)



    1300 S.W Fifth Avenue, Suite 3800, Portland, Oregon             97201
--------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)



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

                                           Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value:  55,367,736, April 30, 1997.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(dollar amounts, except per share amounts, in thousands)                  ITEM 1

                                                                 March 31,    December 31,
                           ASSETS                                  1997           1996
                           ------                                ---------    ------------

Current assets:
  Cash                                                       $      34,950         22,222
  Accounts receivable, less allowance
    for doubtful accounts of $4,533 and $4,460                     283,722        272,709
  Inventories (Note 2)                                             370,527        365,949
  Prepaid expenses and deposits on timber cutting contracts         36,681         38,454
  Assets held for sale (Note 3)                                    100,692        160,218
                             -                                   ---------      ---------

         Total current assets                                      826,572        859,552

Timber, timberlands and related facilities, net                  1,433,613      1,444,873

Property, plant and equipment, at cost less
  accumulated depreciation of $1,828,925 and $1,767,234          2,355,710      2,330,469

Other assets                                                        84,956         85,787
                                                                 ---------      ---------

                                                             $   4,700,851      4,720,681
                                                                 =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                     $       4,378          4,512
  Notes payable                                                    191,000        200,000
  Accounts payable, includes book overdrafts
    of $36,223 and $48,005                                         163,970        185,437
  Accrued expenses                                                 161,266        163,362
  Accrued income taxes                                              19,001         17,107
                                                                 ---------      ---------

         Total current liabilities                                 539,615        570,418

Deferred income taxes                                              379,013        374,246

Other liabilities                                                   34,230         32,819

Long-term debt, net of current installments                      1,775,525      1,766,917

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000,000 shares.                                         -              -
  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 55,367,041 and 55,353,654 shares.                27,684         27,677
  Capital surplus                                                  307,093        306,517
  Retained earnings                                              1,637,691      1,642,087
                                                                 ---------      ---------

         Total stockholders' equity                              1,972,468      1,976,281
                                                                 ---------      ---------

                                                             $   4,700,851      4,720,681
                                                                 =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(dollar amounts, except per share amounts, in thousands)                  ITEM 1




                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                   1997         1996
                                                               ----------   ----------

Net sales                                                    $    837,663      866,112

Cost of sales                                                     728,367      678,166
                                                               ----------   ----------

  Gross profit                                                    109,296      187,946

Selling and administrative expenses                                59,633       55,150
                                                               ----------   ----------

  Operating earnings                                               49,663      132,796

Other income (expense)                                                686          204
                                                               ----------   ----------
                                                                   50,349      133,000

Interest expense                                                   29,143       14,086
                                                               ----------   ----------

  Earnings before provision for income taxes                       21,206      118,914

Provision for income taxes                                          7,889       45,544
                                                               ----------   ----------

  Net earnings                                               $     13,317       73,370
                                                               ==========   ==========

Weighted average number of
  shares outstanding                                           55,364,124   55,224,168
                                                               ==========   ==========

Per share information:
  Net earnings                                               $       0.24         1.33
                                                               ==========   ==========

  Dividends                                                  $       0.32         0.31
                                                               ==========   ==========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(dollar amounts in thousands)                                             ITEM 1

                                                                   Three Months Ended
                                                                         March 31,
                                                               -------------------------
                                                                    1997           1996
                                                               ----------       -------
Cash flows from operating activities:
  Net earnings                                              $      13,317         73,370
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                 65,500         58,570
      Cost of fee timber harvested                                 12,459          3,618
      Other amortization                                            4,392          1,202
      Increase in deferred income taxes                             4,767          7,287

  Changes in working capital items:
      Accounts receivable                                         (11,013)         1,533
      Inventories                                                  (4,578)        32,039
      Prepaid expenses and deposits on timber cutting contracts     1,773          9,301
         Accounts payable and accrued expenses                    (23,563)       (12,212)
      Accrued income taxes                                          1,894         31,762
                                                               ----------        -------
  Net cash from operating activities                               64,948        206,470
                                                               ----------        -------

Cash flows from investing activities:
      Proceeds from sale of equipment                                   -            281
      Expenditures for property, plant and equipment              (90,603)      (102,194)
      Expenditures for timber and timberlands                      (1,817)        (4,736)
      Expenditures for roads and reforestation                     (3,261)        (2,311)
         Acquisitions (Note 3)                                          -        (50,796)
         Assets held for sale (Note 3)                             59,526              -
      Other                                                         1,622          1,320
                                                               ----------       --------
  Net cash from investing activities                              (34,533)      (158,436)
                                                               ----------       --------

Cash flows from financing activities:
      Net change in operating lines of credit                      51,094        (11,000)
      Debt borrowing                                                  210         28,045
      Proceeds from sale of common stock                              552            107
      Cash dividends paid                                         (17,713)       (17,117)
      Payment on debt                                             (51,830)       (21,105)
                                                               ----------       --------
  Net cash from financing activities                              (17,687)       (21,070)
                                                               ----------       --------

Net change in cash                                                 12,728         26,964

Cash at beginning of period                                        22,222         17,961
                                                               ----------       --------

Cash at end of period                                       $      34,950         44,925
                                                               ==========       ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $      34,963         16,393
                                                               ==========       ========

    Income taxes                                            $       1,228          6,495
                                                               ==========       ========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2   The components of inventories are as follows (thousands of dollars):

                                 March 31,      December 31,
                                    1997           1996
                                 --------       ------------

         Finished product      $  116,984        108,090
         Work in process            7,211          6,182
         Raw material             169,816        175,480
         Supplies                  76,516         76,197
                                 --------       --------

                               $  370,527        365,949
                                 ========       ========

Note 3 On May 15, 1996, the Company acquired approximately 1,088,000 acres of timberland, a sawmill and related assets from Cavenham Forest Industries, Inc. As of March 31, 1996, the Company had made a deposit of $50 million toward the purchase. Simultaneous to the purchase, the company sold 542,000 acres of the acquired property to third parties. As of March 31, 1997, approximately $101 million of the properties remain to be conveyed and are classified as assets held for sale.

Note 4 Certain items previously reported have been reclassified to conform with the 1997 presentation.








         Other  notes  have  been  omitted   pursuant  to  Rule  10-01(a)(5)  of
         Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 1997



The Company's two basic businesses, paper products and building materials, are affected by changes in general economic conditions. Paper product sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. Both industry segments use wood fiber as the basic raw material. The cost of wood fiber is sensitive to various supply and demand factors, including environmental issues affecting supply.


                              SEGMENT INFORMATION
                              -------------------

                       SALES AND GROSS PROFIT BY QUARTER
                       ---------------------------------

Sales:

                 BUILDING MATERIALS GROUP                 PAPER GROUP
                 ------------------------          --------------------------

                                      %                                   %
                 1997      1996     Change         1997      1996      Change
                 ----      ----     ------         ----      ----      ------

1st Qtr.     $ 301,387   226,438    33.1%          536,276   639,674    (16.2%)
-------------------------------------------------------------------------------

Gross Profit and Gross Profit Margins (GPM) :

                 BUILDING MATERIALS GROUP                 PAPER GROUP
                 ------------------------          -------------------------
                     GPM            GPM                GPM               GPM
            1997      %      1996     %         1997     %       1996      %
            ----      -      ----     -         ----     -       ----      -

1st Qtr. $ 40,994   13.6%   23,769  10.5%     68,302   12.7%   164,177  25.7%
-----------------------------------------------------------------------------


                             RESULTS OF OPERATIONS
                             ---------------------

                     1st Quarter 1997 vs. 1st Quarter 1996
                     -------------------------------------

Net sales decreased 3.3% in the first quarter of 1997 compared with the first quarter of 1996, as decreases in paper product sales outpaced increases in building materials sales. Total paper product sales decreased by 16.2% in the first quarter of 1997 as sales prices decreased in all paper product lines, except hardwood market pulp which increased 12.3%. Sales price erosion continued from 1996 and ranged from 3.1% for grocery bags to 30.0% for cut sheets, as the market continues to adjust for supply and demand imbalances and industry inventory corrections. The decrease in sales prices were partially offset by increased unit shipments in all paper product lines over unit shipments in the first quarter of 1996, excluding paper bags which decreased 12.8%. The most significant increase in unit shipments occurred in cut sheets as the volume in the first quarter of 1997 from the new sheeter at Owensboro, Kentucky significantly exceeded its first quarter 1996 start-up volume.

Building materials sales increased 33.1% over the first quarter of 1996, as the results of 1996 acquisitions and strengthened lumber markets provided the spark in the first quarter of 1997. The acquisition of the Cavenham lands has allowed the Company to utilize its resources more efficiently, thereby providing the opportunity to enter the export market. As a result, the

Company has been able to put Douglas fir logs into the export stream and realize more attractive returns than those achieved domestically. Furthermore, the acquisition of Medite of Europe (Medite), a medium density fiberboard (MDF) plant in Clonmel, Ireland, has been profitable since the purchase in November, 1996. The positive gains were not all attributed to activities abroad, however, as sales prices and unit volumes increased in the domestic lumber markets by 10.8% and 51.6%, respectively, over the first quarter of 1996. A significant portion of the volume increase is attributable to the Warrenton, Oregon Sawmill purchased in the Cavenham acquisition in May of 1996.

The structural panel and composite board markets showed mixed results in the first quarter of 1997. Plywood prices trended up slightly in the first quarter increasing 2.0% over the same period in 1996. However, unit shipments decreased 6.7%, more than offsetting the price increases. The volume decline was primarily weather related, as three of the Company's southern plants were shut down for two weeks because of log shortages caused by weather hampering logging operations. In April, 1996, the Company began producing oriented strand board ("OSB") at its new plant in Arcadia, Louisiana. Since start up, unit sales volumes have consistently improved with volumes showing a 22.4% increase for the first quarter of 1997 over the fourth quarter of 1996. While unit sales volume has increased, continued pricing pressures from supply and demand imbalances in the structural panel market has reduced OSB sales prices 10.4% from the fourth quarter of 1996.

In the composite board markets, unit shipments of MDF increased 104.2% over the first quarter of 1996 primarily attributable to the late March 1996 start-up of the newly-converted Eugene, Oregon plant and the fourth quarter 1996 acquisition of Medite. Sales prices in the US domestic market decreased 12.5% from the first quarter of 1996, due to continued over supply in the market. However, the European market, serviced by Medite, remained stable showing a slight 2.5% increase in sales prices from the fourth quarter of 1996. Particleboard stayed consistent with the trend in the domestic market reflecting an 11.2% increase in unit shipments and a 5.5% decrease in sales prices from the first quarter of 1996.

Gross profit margins decreased to 13.0% in the first quarter of 1997 from 21.7% in the first quarter of 1996. Total paper product gross margins decreased to 12.7% from 25.7% in the first quarter of 1996 with average sales prices declining in all paper product lines, except hardwood market pulp as previously discussed. Additionally, the Company's new corrugated box plant in Plant City, Florida, began production in late March, 1997 and incurred normal start-up costs in the first quarter of 1997. Partially offsetting the unfavorable sales prices and start-up costs was a 5.9% decline in old corrugated container (OCC) costs and a 5.4% decrease in chip costs in the first quarter of 1997, compared with the same period in 1996.

Building materials gross margins were 13.6% in the first quarter of 1997 which is up from 10.5% realized in the first quarter of 1996. The increase in margins is the result of new markets created from the addition of Medite and export logging operations, and increasing prices in lumber and plywood in the first quarter of 1997 compared to 1996. In addition, start-up costs such as those associated with the Eugene, Oregon MDF plant and the OSB plant in Acradia, Louisiana that came on line in early 1996 were not incurred in the first quarter of 1997.

Selling and administrative expenses increased $4.5 million or 8.1% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 7.1% for the first quarter of 1997 compared with 6.4% for the same period in 1996. The increase in the ratio was due to lower net sales, primarily from declines in sales prices, and higher selling and administrative expenses.

Interest expense was $29.1 million in the first quarter of 1997 compared with $14.1 million in the first quarter of 1996. Interest expense increased due to increased borrowings in connection with the May 15, 1996, Cavenham acquisition. Partially offsetting the increased borrowings was the decrease in the Company's effective interest rate on average outstanding debt from 7.79% for the first quarter of 1996 to 6.98% for the same period in 1997. In addition, capitalized interest increased from $2.5 million in the first quarter of 1996 to $3.5 million in 1997.

                    Financial Condition as of March 31, 1997
                    ----------------------------------------

For the first three months of 1997 cash flows from operating activities were $64.9 million, a decrease of 68.5% from the first three months of 1996. The decrease was primarily attributable to a decline in net earnings of 81.8% for the first quarter of 1997 compared to 1996. Internally generated cash flows funded 67.9% of total capital expenditures of $95.7 million in the first quarter of 1997. The total debt to capital ratio has slightly increased to 50.0% at March 31, 1997 from 49.9% at December 31, 1996. The Company anticipates that it can maintain its present capital spending commitments and still bring its debt to capital ratio back below 40% by 1999. Net working capital was $287.0 million at March 31, 1997, consistent with the $289.1 million at December 31, 1996. The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a Credit Agreement.

On April 15, 1997, the Board of Directors of the Company voted to pay a quarterly cash dividend of $.32 share in the second quarter of 1997; however, there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition. Also, in August, 1995, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company's common stock. As of March 31, 1997, the Company had repurchased 50,000 shares of its common stock for $2.7 million. The Company does not anticipate further purchases until such time as debt ratios are lower than current levels.

                           Forward-looking statements
                           --------------------------

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

                                                                       FORM 10-Q
                                                                         PART II




                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------


The annual meeting of the Company's shareholders was held April 15, 1997.

The following directors were elected at the annual meeting for terms of office expiring in the indicated year by the vote indicated below:

                       Expiration                              Abstentions and
                        of Term         For        Withheld   Broker Non-votes
                        -------         ---        --------   ----------------

Kenneth W. Hergenhan      1998       47,126,506     733,682            0
G. Joseph Prendergast     1999       46,526,997   1,333,191            0
Gerard K. Drummond        2000       45,355,237   2,504,951            0
Paul N. McCracken         2000       47,131,806     728,382            0
Stuart J. Shelk, Jr.      2000       47,139,924     720,264            0
Samuel C. Wheeler         2000       47,142,801     717,387            0

The following individuals continue to serve as directors:

                                              Expiration
                                                of term
                                                -------

               Robert M. Smelick                  1998
               Benjamin R. Whiteley               1998
               C.W. Knodell                       1999
               Steven R. Rogel                    1999
               William Swindells                  1999


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

Date:  May 13, 1997