Form 10-Q
period 1997-06-30
WILLAMETTE INDUSTRIES INC
filed 1997-08-12
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  June 30, 1997

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

                                           Yes  x         No
                                               ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, 50 cent par value: 55,535,059 July 31, 1997.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                    FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                                        PART I
(dollar amounts, except per share amounts, in thousands)                           ITEM 1

                                                                  June 30,    December 31,
                           ASSETS                                  1997           1996
                           ------                                  ----           ----

Current assets:
  Cash                                                       $       43,845        22,222
  Accounts receivable, less allowance
    for doubtful accounts of $4,718 and $4,460                      297,046       272,709
  Inventories (Note 2)                                              363,354       365,949
  Prepaid expenses and deposits on timber cutting contracts          42,537        38,454
  Assets held for sale (Note 3)                                      57,719       160,218
                             -                                    ---------     ---------

         Total current assets                                       804,501       859,552

Timber, timberlands and related facilities, net                   1,421,898     1,444,873

Property, plant and equipment, at cost less
  accumulated depreciation of $1,890,358 and $1,767,234           2,428,082     2,330,469

Other assets                                                         83,959        85,787
                                                                  ---------     ---------
                                                             $    4,738,440     4,720,681
                                                                  =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Current installments on long-term debt                     $       20,472         4,512
  Notes payable                                                     106,000       200,000
  Accounts payable, includes book overdrafts
    of $43,810 and $48,005                                          176,539       185,437
  Accrued expenses                                                  172,311       163,362
  Accrued income taxes                                                6,143        17,107
                                                                  ---------     ---------

         Total current liabilities                                  481,465       570,418

Deferred income taxes                                               383,218       374,246

Other liabilities                                                    35,025        32,819

Long-term debt, net of current installments                       1,859,052     1,766,917

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000,000 shares.                                          -             -
  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 55,506,506 and 55,353,654 shares.                 27,753        27,677
  Capital surplus                                                   314,211       306,517
  Retained earnings                                               1,637,716     1,642,087
                                                                  ---------     ---------
         Total stockholders' equity                               1,979,680     1,976,281
                                                                  ---------     ---------
                                                             $    4,738,440     4,720,681
                                                                  =========     =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                 FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                             PART I
(dollar amounts, except per share amounts, in thousands)                        ITEM 1




                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                     ----------------------    ----------------------
                                         1997         1996         1997         1996
                                     ----------   ----------   ----------  ----------

Net sales                          $    857,742      858,792    1,695,405   1,724,904

Cost of sales                           738,927      704,807    1,467,294   1,382,973
                                     ----------   ----------   ----------  ----------

  Gross profit                          118,815      153,985      228,111     341,931

Selling and administrative expenses      61,227       55,640      120,860     110,790
                                     ----------   ----------   ----------  ----------

Operating earnings                       57,588       98,345      107,251     231,141

Other income(expense), net                  104          969          790       1,173
                                     ----------   ----------   ----------  ----------
                                         57,692       99,314      108,041     232,314

Interest expense                         29,429       21,106       58,572      35,192
                                     ----------   ----------   ----------  ----------

  Earnings before provision
     for income taxes                    28,263       78,208       49,469     197,122

Provision for income taxes               10,513       29,954       18,402      75,498
                                     ----------   ----------   ----------  ----------

  Net earnings                     $     17,750       48,254       31,067     121,624
                                     ==========   ==========   ==========  ==========

Weighted average number of
  shares outstanding                 55,416,705   55,241,935   55,390,560  55,233,052
                                     ==========   ==========   ==========  ==========

Per share information:
  Net earnings                     $       0.32         0.87         0.56        2.20
                                     ==========   ==========   ==========  ==========


  Dividends                        $       0.32         0.31         0.64        0.62
                                     ==========   ==========   ==========  ==========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                  FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            PART I
(dollar amounts in thousands)                                                    ITEM 1

                                                                     Six Months Ended
                                                                         June  30,
                                                                  -----------------------
                                                                    1997           1996
                                                                  ---------     ---------
Cash flows from operating activities:
  Net earnings                                              $        31,067       121,624
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                  132,258       119,731
      Cost of fee timber harvested                                   25,445        16,295
      Other amortization                                              8,926         4,613
      Increase in deferred income taxes                               8,972        12,080

  Changes in working capital items:
      Accounts receivable                                           (24,337)        6,159
      Inventories                                                     2,595        58,984
      Prepaid expenses and deposits on timber cutting contracts      (4,083)       14,120
         Accounts payable and accrued expenses                           51        (8,140)
      Accrued income taxes                                          (10,964)       (8,240)
                                                                  ---------     ---------
  Net cash from operating activities                                169,930       337,226
                                                                  ---------     ---------

Cash flows from investing activities:
      Proceeds from sale of equipment                                   372           532
      Expenditures for property, plant and equipment               (230,248)     (191,330)
      Expenditures for timber and timberlands                        (4,412)       (7,749)
      Expenditures for roads and reforestation                       (5,946)       (4,375)
         Acquisitions (Note 3)                                            -      (957,385)
         Assets held for sale (Note 3)                              102,499      (199,626)
      Other                                                           3,061        (8,466)
                                                                  ---------     ---------
  Net cash from investing activities                               (134,674)   (1,368,399)
                                                                  ---------     ---------
Cash flows from financing activities:
      Net change in operating lines of credit                        16,162       (11,000)
      Debt borrowing                                                100,211     1,134,057
      Proceeds from sale of common stock                              7,709           873
      Cash dividends paid                                           (35,438)      (34,240)
      Payment on debt                                              (102,277)      (22,835)
                                                                  ---------     ---------
  Net cash from financing activities                                (13,633)    1,066,855
                                                                  ---------     ---------

Net change in cash                                                   21,623        35,682

Cash at beginning of period                                          22,222        17,961
                                                                  ---------     ---------

Cash at end of period                                       $        43,845        53,643
                                                                  =========     =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $        57,056        34,671
                                                                  =========     =========

    Income taxes                                            $        20,394        71,277
                                                                  =========     =========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2     The components of inventories are as follows (thousands of dollars):

                                          June 30,      December 31,
                                           1997           1996
                                        ----------        -------

           Finished product            $   117,290        108,090
           Work in process                   7,913          6,182
           Raw material                    161,079        175,480
           Supplies                         77,072         76,197
                                        ----------        -------

                                       $   363,354        365,949
                                        ==========        =======

Note 3 On May 15, 1996, the Company acquired approximately 1,088,000 acres of timberland, a sawmill and related assets from Cavenham Forest Industries, Inc. Simultaneous to the purchase, the company determined to sell 542,000 acres of the acquired property to third parties, of which approximately $58 million, including carrying costs, remain to be conveyed as of June 30, 1997 and are classified as assets held for sale.

Note 4 Certain items previously reported have been reclassified to conform with the 1997 presentation.








           Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  June 30, 1997



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


                              SEGMENT INFORMATION
                              -------------------

                       SALES AND GROSS PROFIT BY QUARTER
                       ---------------------------------

Sales:
           BUILDING MATERIALS GROUP                          PAPER GROUP

                                  %                                   %
             1997      1996     Change         1997        1996      Change
             ----      ----     ------         ----        ----      ------

1st Qtr. $ 301,387   226,438    33.1%       $  536,276    639,674    (16.2%)

2nd Qtr.   320,255   272,535    17.5%          537,487    586,257     (8.3%)
--------------------------------------------------------------------------------

Total    $ 621,642   498,973    24.6%       $1,073,763  1,225,931    (12.4%)
================================================================================

Gross Profit and Gross Profit Margins (GPM) :

             BUILDING MATERIALS GROUP                 PAPER GROUP
             ------------------------                 -----------
                     GPM             GPM                GPM              GPM
            1997      %      1996     %         1997     %      1996      %
            ----      -      ----     -         ----     -      ----      -

1st Qtr. $ 40,994   13.6% $ 23,769  10.5%   $  68,302  12.7% $ 164,177  25.7%

2nd Qtr.   57,404   17.9%   39,705  14.6%      61,411  11.4%   114,280  19.5%
--------------------------------------------------------------------------------

Total    $ 98,398   15.8% $ 63,474  12.7%   $ 129,713  12.1% $ 278,457  22.7%
================================================================================


                             RESULTS OF OPERATIONS
                             ---------------------

                     2ND Quarter 1997 vs. 2ND Quarter 1996
                     -------------------------------------

Net sales remained steady in the second quarter of 1997 when compared with the second quarter of 1996, as increases in building materials sales were offset by decreases in paper product sales. Total paper product sales decreased by 8.3% in the second quarter of 1997 over the second quarter of 1996. Corrugated containers and grocery bags contributed to the second quarter decline as sales prices in those product lines declined 14.5% and 6.2%, respectively, from the second quarter of 1996. Unit shipments for bags remained stable and increased 3.7% for corrugated containers over the second quarter of 1996, in part due to the start-up of the new corrugated box plant in Plant City, Florida in March, 1997 and the new corrugated sheet plant in Portland, Oregon in May, 1997. Markets for bleached paper products showed some encouraging signs in the second quarter. Although prices declined for both forms and cut sheets by 16.2% and 14.5%, respectively, from the second quarter of 1996, the average June prices for cut sheets exceeded the average first and second quarter prices for 1997. Additionally, a unit shipment increase in cut sheets of 12.7% was realized over the second quarter of 1996, primarily due to increased production to meet higher market demand. Meanwhile, unit shipments for continuous forms realized a slight 1.0% decrease from second quarter 1996 levels. Finally, unit shipments of hardwood market pulp declined 4.6% from the second quarter of 1996. Sales prices for hardwood market pulp, however, ran counter to the trend in other paper products and increased 17.5% over the second quarter of 1996.

Building materials sales increased 17.5% over the second quarter of 1996, as lumber markets continued their strong performance from the first quarter of 1997 and the effect of the Company's 1996 acquisitions were reflected in sales. The 1996 acquisition of the Cavenham lands has allowed the Company to utilize its resources more efficiently, thereby providing the opportunity to enter the export market. As a result, the Company has been able to put Douglas fir logs into the export stream and realize more attractive returns than those achieved domestically. Furthermore, the acquisition of Medite of Europe (Medite), a medium density fiberboard (MDF) plant in Clonmel, Ireland, has been profitable since the purchase in November, 1996. Sales prices and unit volumes increased in the domestic lumber markets by 5.0% and 19.8%, respectively, over the second quarter of 1996. A significant portion of the volume increase is attributable to the Warrenton, Oregon Sawmill purchased in the Cavenham acquisition in May of 1996.

The structural panel and composite board product lines showed mixed results in the second quarter of 1997. Plywood prices trended up slightly in the second quarter increasing 3.9% over the same period in 1996. However, unit shipments decreased 1.7%, partly offsetting the price increases. In April, 1996, the Company began producing oriented strand board ("OSB") in Arcadia, Louisiana. Since start-up, unit sales volumes have consistently improved with volumes showing a 173.7% increase for the second quarter of 1997 over the second quarter of 1996, and an 8.9% increase over the first quarter of 1997. While unit sales volume has increased, continued pricing pressures from supply and demand imbalances in the structural panel market have reduced OSB sales prices 34.2% from the second quarter of 1996.

In the composite board product lines, unit shipments of MDF increased 79.7% over the second quarter of 1996 primarily attributable to the late March 1996 start-up of the Eugene, Oregon plant and the fourth quarter 1996 acquisition of Medite. Sales prices in the US domestic market decreased 12.2% from the second quarter of 1996, due to continued over-supply in the market. However, the European market, serviced by Medite, continued its pricing strength and showed a slight 1.7% increase in sales prices from the first quarter of 1997. The increasing prices for Medite reflect the acceptance of Medite's specialty grade product mix. Particleboard stayed consistent with the trend in the domestic composite board market reflecting an 11.7% increase in unit shipments and a 6.6% decrease in sales prices from the second quarter of 1996.

Gross profit margins decreased to 13.9% in the second quarter of 1997 from 17.9% in the second quarter of 1996. Total paper product gross margins decreased to 11.4% from 19.5% in the second quarter of 1996, as average sales prices declined in all paper product lines, except hardwood market pulp. Additionally, the Company's new corrugated box plant in Plant City, Florida, began production in late March, 1997 and has incurred normal start-up costs. Raw material costs also played a role in the decreasing margins as old corrugated container (OCC) costs and chip costs increased 5.4% and 2.0%, respectively, over the second quarter of 1996.

Building materials gross margins were 17.9% in the second quarter of 1997 which is up from 14.6% realized in the second quarter of 1996. The increase in margins is the result of 1) new markets created from the addition of Medite and export log sales and, 2)increasing prices in lumber and plywood in the second quarter of 1997 compared to 1996. In addition, start-up costs such as those associated with the Eugene, Oregon MDF plant and the OSB plant in Arcadia, Louisiana that came on line in early 1996 were not incurred in the second quarter of 1997.

Selling and administrative expenses increased $5.6 million or 10.0% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 7.1% for the second quarter of 1997 compared with 6.5% for the same period in 1996.

Interest expense was $29.4 million in the second quarter of 1997 compared with $21.1 million in the second quarter of 1996. Interest expense increased due to increased borrowings in connection with the May 15, 1996, Cavenham acquisition. In addition, the Company's effective interest rate on average outstanding debt increased from 6.85% for the second quarter of 1996 to 7.10% for the same period in 1997. Capitalized interest increased from $2.1 million in the second quarter of 1996 to $4.4 million in 1997, slightly offsetting the effects of the change in average interest rates.

In addition, the Company permanently closed its Taylor, Louisiana plywood plant in July and took a $2.3 million pre-tax charge during the second quarter which was offset by income from the sale of assets and other nonrecurring items.

                      SIX MONTHS ENDED JUNE 30, 1997, VS.
                      -----------------------------------

                         SIX MONTHS ENDED JUNE 30, 1996
                         ------------------------------

Net sales decreased 1.7% in the first six months of 1997 compared with the same period in 1996. Total paper product sales decreased 12.4% as sales prices decreased in all paper product lines, except hardwood market pulp. The decrease in sales prices was partially offset by increased unit shipments in all paper product lines, excluding paper bags and hardwood market pulp, over unit shipments for the first six months of 1996.

Building materials sales increased 24.6% over the first six months of 1996, as unit shipments increased in all product lines except plywood. Volume increases were primarily the result of acquisitions of Medite of Europe in November, 1996, and the Warrenton Sawmill obtained in the Cavenham acquisition in May, 1996. In addition, volumes from our converted MDF Plant in Eugene, Oregon and OSB Plant in Arcadia, Louisiana, both of which started-up in the first half of 1996, significantly increased volumes over 1996. Additionally, the sales price realization increases in lumber and plywood more than offset the decreases in OSB, particleboard and domestic MDF.

Gross profit margins decreased to 13.5% for the first six months of 1997 from 19.8% for the same period in 1996. Total paper product gross margins decreased to 12.1% from 22.7% for the first six months of 1996 reflecting declining sales prices in all paper product lines, except hardwood market pulp. Building materials gross margins were 15.8% for the first six months of 1997 which is up from 12.7% realized for the first six months of 1996. The increase in margins is primarily the result of 1) new markets created from the addition of Medite and export log sales and, 2) increasing prices in lumber and plywood through the first half of 1997 compared to 1996.

Selling and administrative expenses increased $10.1 million or 9.1% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 7.1% for the first six months of 1997 compared with 6.4% for the same period in 1996.

Interest expense was $58.6 million for the first six months of 1997 compared with $35.2 million for the first six months of 1996. Interest expense increased due to increased borrowings in connection with the May 15, 1996, Cavenham acquisition. The Company's effective interest rate on average outstanding debt remained relatively unchanged at 7.04% for the first six months of 1997 compared to 7.03% for the same period in 1996. In addition, capitalized interest increased from $4.6 million in the first quarter of 1996 to $7.9 million in 1997.

                    Financial Condition as of June 30, 1997
                    ---------------------------------------

During the first six months of 1997, the Company had cash flows from operating activities of $169.9 million, a decrease of 49.6% from the same period in 1996. The decrease was primarily attributable to a decline in net earnings as discussed above. Internally generated cash flows funded 70.6% of total capital expenditures of $240.6 million in the first six months of 1997. The total debt to capital ratio has slightly increased to 50.1% at June 30, 1997 from 49.9% at December 31, 1996. The Company anticipates that it can maintain its present capital spending commitments and still bring its debt to capital ratio back below 40% by 1999. The $58 million classified as assets held for sale relates to the final parcel of timberland to be sold as a result of the Cavenham acquisition as discussed in Note 3 to The Consolidated Financial Statements. The sale is expected to close before November 15, 1997. Net working capital was $323.0 million at June 30, 1997, compared with the $289.1 million at December 31, 1996.

The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a Credit Agreement. On August 1, 1997, the Company filed a shelf registration statement under the Securities Act of 1933, covering $500.0 million of debt and equity securities to be offered from time to time. As of the date of this filing, none of the securities have been issued.

On August 5, 1997, the Board of Directors declared a 2-for-1 stock split of its outstanding common stock. The split will be implemented as a stock dividend, payable September 12, 1997 at the rate of one new share of common stock for each share held of record on August 25, 1997. In addition, the directors declared a regular quarterly cash dividend of $.32 per share for the third quarter of 1997.

In August, 1995, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company's common stock. As of June 30, 1997, the Company had repurchased 50,000 shares of its common stock for

$2.7 million. The Company does not anticipate further purchases until such time as debt ratios are lower than current levels.

                           Forward-looking statements
                           --------------------------

Statements contained in this report that are not historical in nature, including the discussion of the anticipated reduction in the Company's debt to capital ratio, the adequacy of the Company's liquidity resources, and the expected closure of the sale of the final parcel of the Cavenham timberland acquisition, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations.

                                                                       FORM 10-Q
                                                                         PART II

                               Other Information
                               -----------------


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits
              --------

              Exhibit No.               Exhibit
              -----------               -------

                  10 Rights Agreement dated as of February 26, 1990, amended as of December 3, 1996.

                  12                    Computation  of  Ratio  of  Earnings  to
                                        Fixed Charges.

                  27                    Financial Data Schedule.

                  99                    Description of capital stock.

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

                              WILLAMETTE INDUSTRIES, INC.



                              By /s/J. A. Parsons
                                 (J. A. Parsons
                                  Executive Vice President
                                  Principal Financial Officer)


Date:  August 12, 1997