Form 10-Q
period 1997-09-30
WILLAMETTE INDUSTRIES INC
filed 1997-11-06
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                               September 30, 1997
                               ------------------

                          Commission File Number 0-3730
                                                 ------



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

                                     Yes  x         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 111,195,348 October 31, 1997.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                    FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                                        PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                           ITEM 1

                                                             SEPTEMBER 30,    DECEMBER 31,
                           ASSETS                                1997            1996
                           ------                            -------------    ------------

Current assets:
  Cash                                                       $      28,269        22,222
  Accounts receivable, less allowance
    for doubtful accounts of $4,907 and $4,460                     304,287       272,709
  Inventories (Note 2)                                             377,140       365,949
  Prepaid expenses and deposits on timber cutting contracts         39,089        38,454
  Assets held for sale (Note 3)                                     57,987       160,218
                                                                 ---------      --------

      Total current assets                                         806,772       859,552

Timber, timberlands and related facilities, net                  1,409,018     1,444,873

Property, plant and equipment, at cost less
  accumulated depreciation of $1,954,213 and $1,767,234          2,491,378     2,330,469

Other assets                                                        83,904        85,787
                                                                 ---------     ---------

                                                             $   4,791,072     4,720,681
                                                                 =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                     $      10,654         4,512
  Notes payable                                                    107,000       200,000
  Accounts payable, includes book overdrafts
    of $42,656 and $48,005                                         174,383       185,437
  Accrued expenses                                                 167,170       163,362
  Accrued income taxes                                              10,792        17,107
                                                                 ---------     ---------

      Total current liabilities                                    469,999       570,418

Deferred income taxes                                              388,122       374,246

Other liabilities                                                   36,911        32,819

Long-term debt, net of current installments                      1,908,904     1,766,917

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000,000 shares.                                      -              -
  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 111,189,400 and 110,707,308 shares.              55,595        27,677
  Capital surplus                                                  290,907       306,517
  Retained earnings                                              1,640,634     1,642,087
                                                                 ---------     ---------

      Total stockholders' equity                                 1,987,136     1,976,281
                                                                 ---------     ---------

                                                             $   4,791,072     4,720,681
                                                                 =========     =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                 FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                             PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                        ITEM 1




                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                     -----------------------   ----------------------
                                         1997         1996         1997        1996
                                     ----------   ----------   ----------  ----------

Net sales                          $    872,823      862,674    2,568,228   2,587,578

Cost of sales                           750,155      707,532    2,217,449   2,090,505
                                     ----------   ----------   ----------  ----------

  Gross profit                          122,668      155,142      350,779     497,073

Selling and administrative expenses      61,073       56,358      181,933     167,148
                                     ----------   ----------   ----------  ----------

Operating earnings                       61,595       98,784      168,846     329,925

Other income(expense), net                1,039          539        1,829       1,712
                                     ----------   ----------   ----------  ----------
                                         62,634       99,323      170,675     331,637

Interest expense                         29,676       29,423       88,248      64,615
                                     ----------   -----------  ----------  ----------

  Earnings before provision
     for income taxes                    32,958       69,900       82,427     267,022

Provision for income taxes               12,261       26,771       30,663     102,269
                                     ----------   ----------   ----------  ----------

  Net earnings                     $     20,697       43,129       51,764     164,753
                                     ==========   ==========   ==========  ==========

Weighted average number of
  shares outstanding                111,100,660  110,548,178  110,889,437 110,493,662
                                    ===========  ===========  =========== ===========

Per share information:
  Net earnings                     $       0.19          .39         0.47        1.49
                                    ===========  ===========   ========== ===========


  Dividends                        $       0.16         0.15         0.48        0.47
                                    ===========  ===========   ========== ===========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                  FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                                    ITEM 1

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER  30,
                                                                    1997           1996
                                                                ----------     --------
Cash flows from operating activities:
  Net earnings                                              $       51,764       164,753
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                 198,621       182,402
      Cost of fee timber harvested                                  40,597        31,042
      Other amortization                                            13,647         9,555
      Increase in deferred income taxes                             13,876        16,363

  Changes in working capital items:
      Accounts receivable                                          (31,578)       29,036
      Inventories                                                  (11,191)       55,625
      Prepaid expenses and deposits on timber cutting contracts       (635)       21,260
      Accounts payable and accrued expenses                         (7,246)         (104)
      Accrued income taxes                                          (6,315)        7,470
                                                                ----------     ---------
  Net cash from operating activities                               261,540       517,402
                                                                ----------     ---------

Cash flows from investing activities:
      Proceeds from sale of equipment                                2,460           814
      Expenditures for property, plant and equipment              (361,990)     (305,012)
      Expenditures for timber and timberlands                       (5,978)       (6,440)
      Expenditures for roads and reforestation                     (10,898)       (8,632)
      Acquisitions (Note 3)                                             -       (957,385)
      Assets held for sale (Note 3)                                102,231      (201,807)
      Other                                                          4,554       (14,673)
                                                                ----------     ----------
  Net cash from investing activities                              (269,621)   (1,493,135)
                                                                ----------     ----------

Cash flows from financing activities:
      Net change in operating lines of credit                       17,191       (11,000)
      Debt borrowing                                               150,211     1,138,100
      Proceeds from sale of common stock                            12,216         3,903
      Cash dividends paid                                          (53,217)      (51,370)
      Payment on debt                                             (112,273)      (60,635)
                                                                ----------     ---------
  Net cash from financing activities                                14,128     1,018,998
                                                                ----------     ---------

Net change in cash                                                   6,047        43,265

Cash at beginning of period                                         22,222        17,961
                                                                ----------     ---------

Cash at end of period                                       $       28,269        61,226
                                                                ==========     =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $       91,247        67,785
                                                                ==========     =========

    Income taxes                                            $       23,102        78,803
                                                                ==========     =========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


      Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

      Note 2      The  components of  inventories  are as follows  (thousands of dollars):
                                          September 30,       December 31
                                              1997               1996
                                            --------           --------

                  Finished product        $  120,296            108,090
                  Work in progress             8,635              6,182
                  Raw material               169,681            175,480
                  Supplies                    78,528             76,197
                                            --------           --------

                                          $  377,140            365,949
                                            ========           ========

      Note 3 On May 15, 1996, the Company acquired approximately 1,088,000 acres of timberland, a sawmill and related assets from Cavenham Forest Industries, Inc. Simultaneous to the purchase, the Company determined to sell 542,000 acres of the acquired property to third parties, of which approximately $58 million, including carrying costs, remain to be conveyed as of September 30, 1997 and are classified as assets held for sale.


      Note 4 Certain items previously reported have been reclassified to conform with the 1997 presentation. In addition, share and per share amounts have been restated to reflect the 2-for-1 stock split effective September 12, 1997.




                  Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 1997



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


                               SEGMENT INFORMATION
                               -------------------
                        SALES AND GROSS PROFIT BY QUARTER
                        ---------------------------------

      Sales:
                  BUILDING MATERIALS GROUP                  PAPER GROUP

                                        %                                  %
                   1997      1996     Change         1997      1996      Change
                   -----     ----     ------         ----      ----      ------
      1st Qtr. $ 301,387   226,438    33.1%     $  536,276   639,674    (16.2%)
      2nd Qtr.   320,255   272,535    17.5%        537,487   586,257     (8.3%)
      3rd Qtr.   295,740   299,868    (1.4%)       577,083   562,806      2.5%
      ------------------------------------------------------------------------
      Total    $ 917,382   798,841    14.8%     $1,650,846 1,788,737     (7.7%)
      =========================================================================

      Gross Profit and Gross Profit Margins (GPM) :

                  BUILDING MATERIALS GROUP                  PAPER GROUP
                  ------------------------                  -----------

                           GPM             GPM               GPM               GPM
                  1997      %      1996     %          1997    %       1996     %
                  -----     -      ----     -          ----    -       ----     -
      1st Qtr. $ 40,994   13.6% $ 23,769  10.5%   $  68,302  12.7% $ 164,177  25.7%
      2nd Qtr.   57,404   17.9%   39,705  14.6%      61,411  11.4%   114,280  19.5%
      3rd Qtr.   44,051   14.9%   48,568  16.2%      78,617  13.6%   106,574  18.9%
      -----------------------------------------------------------------------------
      Total    $142,449   15.5%  112,042  14.0%     208,330  12.6%   385,031  21.5%
      =============================================================================

                              RESULTS OF OPERATIONS
                              ---------------------

                      3rd Quarter 1997 vs. 3rd Quarter 1996
                      -------------------------------------

      Net sales increased 1.2% in the third quarter of 1997 when compared with the third quarter of 1996, as increases in paper product sales slightly exceeded decreases in building material sales. Total paper product sales increased 2.5% in the third quarter of 1997 over the third quarter of 1996 as unit shipment increases outpaced sales price declines. Unit shipments of unbleached products positively impacted results as corrugated containers increased 3.8% and grocery bags remained relatively stable compared to 1996 levels. The increase in corrugated container unit shipments was in part due to the start-up of the new corrugated box plant in Plant City, Florida in March, 1997 and the new corrugated sheet plant in Portland, Oregon in May, 1997. While sales prices for grocery bags and corrugated containers decreased 5.1% and 6.4% from the third quarter of 1996, partially offsetting the gains in unit shipment volumes, there was a slight increase in the average sales price realization for corrugated containers from the second quarter of 1997.

      Markets for bleached paper products showed similar trends in the third quarter as unit shipment volumes increased in all product lines as compared with the third quarter of 1996, except hardwood market pulp which remained relatively stable. Cut sheet unit volumes increased 30.1% over 1996 as converting volumes have increased in anticipation of the April, 1998 scheduled start-up of the Company's #2 fine paper machine at Kentucky Mills. In addition, continuous forms realized a unit shipment increase of 2.5% in the third quarter above 1996 levels. Partially offsetting unit shipment increases were sales price decreases in all bleached product lines except hardwood market pulp which increased 5.8% over 1996. While sales prices were down 10.7% and 10.8%, respectively, for cut sheets and continuous forms from third quarter 1996, the market has shown signs of coming out of the trough in recent months as prices increased in all bleached product lines from the second quarter of 1997.

      Building materials sales decreased 1.4% from the third quarter of 1996, as sales prices declined in all product lines, except plywood. Partially offsetting the decline in prices were unit shipment volume increases in all product lines, except plywood, and increases due to export log sales. Lumber markets weakened from their strong performance earlier in the year as sales prices declined 8.1% from the third quarter of 1996. Although there was some downtime for capital project installations at the Coburg, Oregon and Dodson, Louisiana sawmills, unit shipment volumes for lumber remained relatively stable compared with the previous year. The structural panel lines showed mixed results in the third quarter of 1997 as plywood prices increased 9.2% while oriented strand board ("OSB") prices decreased 19.4% compared to 1996. While OSB prices have declined from 1996, prices improved in the third quarter of 1997, increasing 4.7% over the second quarter. Plywood unit shipment volumes were down 21.8% from 1996 levels primarily due to the July, 1997 closure of the Taylor, Louisiana plywood plant and downtime taken at the Foster, Oregon plant relating to a capital project installation. OSB unit shipments increased due to the continued improvement in operating efficiencies at the Company's plant in Arcadia, Louisiana , which started up in April, 1996.

      In the composite board product lines, unit shipments of MDF increased 62.8% over the third quarter of 1996 primarily due to the late March 1996 start-up of the Eugene, Oregon plant and the fourth quarter 1996 acquisition of Medite of Europe Limited ("Medite"). Sales prices for MDF in the US domestic market decreased 13.3% from the third quarter of 1996, due to continued supply and demand imbalances. However, the European market serviced by Medite, continued its pricing strength and showed a 6.3% increase in sales prices from the second quarter of 1997. The increasing prices for Medite reflect the acceptance of Medite's specialty grade product mix. Particleboard stayed consistent with the trend in the domestic composite board market reflecting a 4.7% increase in unit shipments and a 7.2% decrease in sales prices from the third quarter of 1996.

      Gross profit margins decreased to 14.1% in the third quarter of 1997 from 18.0% in the third quarter of 1996. Total paper product gross margins decreased to 13.6% from 18.9% in the third quarter of 1996, as average sales prices declined in all paper product lines, except hardwood market pulp. Raw material costs also played a significant role in the decreasing margins as old corrugated container (OCC) costs and chip costs increased 34.2% and 6.9%, respectively, over the third quarter of 1996. Building materials gross margins decreased to 14.9% in the third quarter of 1997 from 16.2% realized in the third quarter of 1996. The decrease in margins is the result of decreasing prices in all domestic product lines except plywood in the third quarter of 1997 compared to 1996.

      Selling and administrative expenses increased $4.7 million or 8.4% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 7.0% for the third quarter of 1997 compared with 6.5% for the same period in 1996.

      Interest expense was $29.7 million in the third quarter of 1997 compared with $29.4 million in 1996. In addition, capitalized interest increased from $2.5 million in the third quarter of 1996 to $5.4 million in 1997. Interest increased due to a slight increase in average debt outstanding for the period. The Company's effective interest rate on average outstanding debt decreased from 7.13% for the third quarter of 1996 to 7.08% for the same period in 1997.

                    Nine months ended September 30, 1997, vs.
                    -----------------------------------------
                      Nine months ended September 30, 1996
                      ------------------------------------

      Net sales remained stable in the first nine months of 1997 compared with the same period in 1996. Total paper product sales decreased 7.7% as sales prices decreased in all paper product lines, except hardwood market pulp. The decrease in sales prices was partially offset by increased unit shipments in all paper product lines, excluding paper bags and hardwood market pulp, over unit shipments for the first nine months of 1996.

      Building materials sales increased 14.8% over the first nine months of 1996, as unit shipments increased in all product lines except plywood. Volume increases were primarily the result of acquisitions of Medite of Europe in November, 1996, and the Warrenton Sawmill obtained in the Cavenham acquisition in May, 1996. In addition, volumes from our converted MDF Plant in Eugene, Oregon and OSB Plant in Arcadia, Louisiana, both of which started-up in the first half of 1996, significantly increased volumes in 1997. Additionally, sales price realization increases in lumber and plywood helped offset sales price decreases in OSB, particleboard and domestic MDF.

      Gross profit margins decreased to 13.7% for the first nine months of 1997 from 19.2% for the same period in 1996. Total paper product gross margins decreased to 12.6% from 21.5% for the first nine months of 1996 reflecting declining sales prices in all paper product lines, except hardwood market pulp. Building materials gross margins were 15.5% for the first nine months of 1997 which is up from 14.0% realized in 1996. The increase in margins is primarily the result of 1) new markets created from the addition of Medite and export log sales and, 2) increased prices in lumber and plywood through the first nine months of 1997 compared to 1996.

      Selling and administrative expenses increased $14.8 million or 8.8% mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales increased to 7.1% for the first nine months of 1997 compared with 6.5% for the same period in 1996.

      Interest expense was $88.2 million for the first nine months of 1997 compared with $64.6 million for the first nine months of 1996. In addition, capitalized interest increased from $7.1 million for the first nine months of 1996 to $13.3 million in 1997. Interest increased due to increased borrowings in connection with the May 15, 1996, Cavenham acquisition. The Company's effective interest rate on average outstanding debt decreased to 7.05% for the first nine months of 1997 compared to 7.13% for the same period in 1996.

                       Financial Condition as of September 30, 1997
                       --------------------------------------------

      During the first nine months of 1997, the Company had cash flows from operating activities of $261.5 million, a decrease of 49.5% from the same period in 1996. The decrease was primarily attributable to a decline in net earnings as discussed above. Internally generated cash flows funded 69.0% of total capital expenditures of $378.9 million in the first nine months of 1997. The total debt-to-capital ratio has increased slightly to 50.5% at September 30, 1997 from 49.9% at December 31, 1996. The $58.0 million classified as assets held for sale relates to the final parcel of timberland to be sold as a result of the Cavenham acquisition as discussed in Note 3 to The Consolidated Financial Statements. The sale is expected to close before November 15, 1997. Net working capital was $336.8 million at September 30, 1997, compared with $289.1 million at December 31, 1996.

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

      On August 5, 1997, the Board of Directors declared a 2-for-1 stock split of its outstanding common stock. The split was implemented as a stock dividend, payable September 12, 1997 at the rate of one new share of common stock for each share held of record on August 25, 1997. In addition, the directors declared a regular quarterly cash dividend of $.16 per share (adjusted for the split) for the third quarter of 1997.

      In August, 1995, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company's common stock. As of September 30, 1997, the Company had repurchased 50,000 shares of its common stock for $2.7 million. The Company does not anticipate further purchases until such time as debt ratios are lower than current levels.

                           Forward-looking statements
                           --------------------------

      Statements contained in this report that are not historical in nature, including the discussion of the anticipated reduction in the Company's debt-to-capital ratio, the adequacy of the Company's liquidity resources, start-up of the #2 paper machine at Kentucky Mills, comments regarding price trends, and the expected closure of the sale of the final parcel of the Cavenham timberland acquisition, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations.

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

                               WILLAMETTE INDUSTRIES, INC.



                              By   /s/ J. A. Parsons
                                   J. A. Parsons
                                   (Executive Vice President
                                   Principal Financial Officer)


      Date:  November 6, 1997