Form 10-K405
period 1997-12-31
WILLAMETTE INDUSTRIES INC
filed 1998-03-20
CIK 107189

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-12545

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 227-5581

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   Title of each class           Name of each exchange on which registered
   -------------------           -----------------------------------------
 Common stock, $.50 par value              New York Stock Exchange
 Preferred stock purchase rights           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No ---

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                       $ 3,137,223,511 at January 30, 1998

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class                                Outstanding at January 31, 1998
          -----                                -------------------------------
Common Stock, $.50 par value                            111,356,556 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 1998 annual meeting of shareholders are incorporated by reference into Part III hereof.

                              CROSS REFERENCE SHEET
        Showing Location in Definitive Proxy Statement of Items Required
                                  By Form 10-K


Item No
-------
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

Item 12    Security Ownership of                Holders of Common Stock
             Certain Beneficial
             Owners and Management

Item 13    Certain Relationships and            Compensation Committee
             Related Transactions                 Interlocks and Insider
                                                  Participation

                                                            INDEX


                                                                                            Page
                                                                                            ----
Part I
------

Item 1.  Business..............................................................................1
         General...............................................................................1
         Business Segment Information..........................................................1
         Pulp and Paper........................................................................2
         Converted Paper Products..............................................................2
         Building Materials....................................................................3
         Timberlands...........................................................................3
         Energy................................................................................4
         Employees.............................................................................4
         Environmental Matters.................................................................4
Item 2.  Properties............................................................................4
Item 3.  Legal Proceedings.....................................................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................................8
         Executive Officers of the Registrant..................................................9

Part II
-------

Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters..................................................10
Item 6.  Selected Financial Data..............................................................11
Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................12
Item 8.  Financial Statements and Supplementary Data..........................................18
Item 9.  Changes in and Disagreements with
             Accountants on Accounting and Financial
             Disclosure.......................................................................18

Part III
--------

Item 10. Directors and Executive Officers of the Registrant...................................19
             (See Part I for Executive Officers of the Registrant)
Item 11. Executive Compensation...............................................................19
Item 12. Security Ownership of Certain Beneficial
             Owners and Management............................................................19
Item 13. Certain Relationships and Related
             Transactions.....................................................................19

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..........................................................20
         Signatures...........................................................................21
         Index to Consolidated Financial Statements...........................................23
         Index to Exhibits....................................................................41

                                     PART I

Item 1. Business

GENERAL

  Willamette Industries, Inc. (the "Company" or "Willamette") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Its stock has been publicly traded since 1968. Willamette is a diversified, integrated forest products company with 103 manufacturing facilities in 23 states, France, Ireland and Mexico.

  The Company's manufacturing facilities produce kraft linerboard, corrugating medium, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, oriented strand board, laminated beams, laminated veneer lumber, wooden I-joists and other value-added wood products. We own or manage 1,840,000 acres of timberland in the United States and employ approximately 13,800 people.

  We are a medium-sized firm in a very competitive industry consisting of thousands of companies, some larger and more diversified, others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which the Company operates. The Company competes in its markets primarily through price, quality and service. We feel our strengths are our vertical integration; our geographically diverse, modern, fiber- and energy-efficient facilities; our engineering and construction capabilities; our concentration on a focused, related product range; our balance among building materials and paper products; our 56% raw material self-sufficiency; and an organizational structure that encourages teamwork as well as individual initiative.

  Willamette is included in the Fortune 500. The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol: WLL.

BUSINESS SEGMENT INFORMATION

  The Company has two business segments. The paper group manufactures and sells pulp and paper products. The building materials group manufactures and sells wood products. Sales and operating data for the paper group and building materials group for the past five years are set forth in the five year comparison captioned "Supplementary Business Segment Information" located on page 29. The Company is not dependent on any one significant customer or group of customers. Approximately 90% of the Company's total output is sold domestically.

PULP AND PAPER

Market pulp and fine paper
  Four mills in Kentucky, Pennsylvania, Tennessee and South Carolina manufacture 8% of the nation's uncoated free sheet production. Additionally, our mill in Kentucky produces 4% of the nation's hardwood market pulp, which is sold to outside customers.

  Chips from nearby sawmills, plywood plants and chip mills serve as the primary fiber source for our bleached paper products.

Unbleached paper
  Four paper mills in California, Kentucky, Louisiana and Oregon manufacture 5% of the nation's production of linerboard, corrugating medium and bag paper. Nearly all of the product is used or traded for the needs of Willamette's box and bag manufacturing plants.

  In Louisiana and Oregon, our sawmills, plywood plants and timberlands can provide nearly all of our chip needs for our linerboard mills. Recycled fiber, in the form of old corrugated containers (OCC), provides 55% of our fiber needs.

CONVERTED PAPER PRODUCTS

Office papers
  Seven business forms plants in six states manufacture 14% of the nation's production of forms. These forms are mostly long-run continuous computer forms. Additionally, our four cut sheet facilities in four states (a fifth began production in the first quarter of 1998) make Willcopy(R), Willamette's photocopy and cut sheet printer paper. Our cut sheets represent 12% of the nation's cut sheet production. Our business forms and Willcopy(R) cut sheets are marketed by our own sales force to a variety of consumers and distributors.

Corrugated containers and sheets
  Corrugated containers and sheets are manufactured by 35 plants in 21 states, including a 46% interest in a facility in Mexico acquired in January 1998. Domestic output accounts for 6% of U.S. corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax-coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

Bags

 Four bag plants in four states make 12% of the nation's paper bags, marketed to grocery, department, drug and hardware stores in the West, Midwest and South by our sales force.

BUILDING MATERIALS

Structural panels and lumber
  Plywood panels are manufactured at nine plants in Arkansas, the Carolinas, Louisiana and Oregon. Oriented strand board (OSB) is manufactured at our plant in Louisiana. The output of these products accounts for 5% and 3%, respectively, of the nation's production.

  Seven sawmills in Oregon and Louisiana manufacture 2% of the nation's lumber production. An additional small-log sawmill is scheduled for completion in the third quarter of 1998.

  Lumber  and  structural  panel  products  are  marketed  through   independent
wholesalers and distributors throughout the U.S.

Composite board
  Four particleboard plants in Louisiana and Oregon manufacture 13% of the nation's particleboard. Three medium density fiberboard plants (MDF) in Arkansas, Oregon and South Carolina produce 23% of the nation's MDF. MDF is also manufactured at our facility in Clonmel, Ireland, which accounts for 6% of European production. Additionally, we acquired a new facility in Morcenx, France, in the first quarter of 1998. The MDF plants produce value-added products including color-coated, woodgrain-printed, fire-rated and moisture-resistant boards.

  Composite board products are sold nationwide through independent wholesalers and distributors.

Engineered wood products
  Three laminated beam plants in Oregon and Louisiana account for 28% of the nation's production. Two laminated veneer lumber (LVL) plants and one wooden I-joist plant, all located in Oregon, manufacture 6% of the nation's total production of each product. An additional integrated LVL and I-joist facility under construction in Louisiana is scheduled for completion by the end of 1998. Engineered wood products, stock and custom made, are sold in both the domestic and international markets.

TIMBERLANDS

  Willamette's 1,840,000 acres of timberland supply approximately 56% of our long-term log needs. The remainder is purchased through private timber sales and open market purchases. We manage our own timberlands to supply 85-90% of the sawlogs for our Western operations and 30-35% of the sawlogs needed for our Southern operations. Our timberlands are comprised of 735,000 acres in Louisiana, Arkansas and Texas; 727,000 acres in Oregon and Washington; and 378,000 acres in Tennessee, Missouri and the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

ENERGY

  Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 57% of their total energy needs.

EMPLOYEES

  Willamette employs approximately 13,800 people, of whom about 52.0% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 1,700 employees were negotiated in 1997. Agreements involving about 2,000 hourly employees are subject to renewal in 1998. Approximately 46% of all salaried employees have been with the Company more than twelve years.

ENVIRONMENTAL MATTERS

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the Company of laws relating to environmental matters.

Item 2.  Properties

MANUFACTURING FACILITIES

  The following table sets forth information regarding the Company's 103 manufacturing facilities at December 31, 1997:

Building Materials Group:

         Facility                         1998 Forecast
         --------                         -------------
Western Plywood (3 Plants)          M Square Ft. (3/8" Basis)
  Dallas, Oregon                              100,000
  Foster, Oregon                              159,000
  Springfield, Oregon                         119,000
                                            ---------
    Total Western Plywood                     378,000
                                            ---------

Southern Plywood (4 Plants)
  Dodson, Louisiana                           174,000
  Emerson, Arkansas                           240,000
  Ruston, Louisiana                           177,000
  Zwolle, Louisiana                           237,000
                                            ---------
    Total Southern Plywood                    828,000
                                            ---------

                                            1998 Forecast
                                            -------------
Atlantic Plywood (2 Plants)                 M Square Ft. (3/8" Basis)
  Chester, South Carolina                     255,000
  Moncure, North Carolina                     109,000
                                            ---------
    Total Atlantic Plywood                    364,000
                                            ---------

      Total Plywood                         1,570,000
                                            ---------

Oriented Strand Board (1 plant)
  Arcadia, Louisiana                          309,000
                                            ---------
                                                       (1997 Production-
      Total Structural Panels               1,879,000    1,847,000)
                                            =========

Western Lumber (5 Mills)                    M Board Ft.
  Coburg, Oregon                              136,000
  Dallas, Oregon                              119,000
  Lebanon, Oregon (2 mills)                   147,000
  Warrenton, Oregon                           152,000
                                            ---------
    Total Western Lumber                      554,000
                                            ---------

Southern Lumber (3 Mills)
  Dodson, Louisiana                           119,000
  Taylor, Louisiana1                           12,000
  Zwolle, Louisiana                            55,000
                                            ---------
    Total Southern Lumber                     186,000
                                            ---------
                                                       (1997 Production-
      Total Lumber                            740,000     624,000)
                                            =========

Particleboard (4 Plants)                    M Square Ft. (3/4" Basis)
  Albany, Oregon                              210,000
  Bend, Oregon                                176,000
  Lillie, Louisiana                           115,000
  Simsboro, Louisiana                         104,000
                                            ---------
                                                       (1997 Production-
      Total Particleboard                     605,000    593,000)
                                            =========

Medium Density Fiberboard (5 Plants)
  Bennettsville, South Carolina               127,000
  Clonmel, Ireland                            177,000
  Eugene, Oregon                               64,000
  Malvern, Arkansas                           140,000
  Morcenx, France 2                            42,000
                                                       (1997 Production-
      Total MDF                               550,000     466,000)
                                            =========

Engineered Wood Products (8 Plants)         M Board Ft.
Laminated Beams
  Saginaw, Oregon                              25,000
  Simsboro, Louisiana                          21,000
  Vaughn, Oregon                               56,000
                                            ---------
                                                      (1997 Production-
      Total Laminated Beams                   102,000     93,000)
                                            =========

                                            1998 Forecast
                                            -------------
Laminated Veneer Lumber                     Cubic Ft.
  Albany, Oregon                            1,700,000
  Simsboro, Louisiana3                              0
  Winston, Oregon                           1,500,000
                                            ---------
                                                      (1997 Production-
      Total LVL                             3,200,000    2,700,000)
                                            =========

Structural I-Joists                          M Lineal Ft.
  Woodburn, Oregon                             52,000
  Simsboro, Louisiana(3)                            0
                                            --------- (1997 Production-
      Total I-Joists                           52,000    36,000)
                                            =========

Other Divisions (4 Facilities)
  Coburg Veneer - Coburg, Oregon
  Custom Products - Albany, Oregon
  Lebanon Machine - Lebanon, Oregon
  Finger-jointed Lumber - Lebanon, Oregon

Paper Group:

Pulp and Paper (9 Mills)                        Tons
  Unbleached:
    Albany, Oregon                            518,000
    Campti, Louisiana                         846,000
    Hawesville, Kentucky                      174,000
    Oxnard, California                        192,000
                                            ---------
                                                       (1997 Production-
      Total Unbleached                      1,730,000    1,730,000)
                                            ---------

  Market Pulp and Fine Paper:
    Hawesville, Kentucky
      Market Pulp                             163,000
      Fine Paper 4                            360,000
    Johnsonburg, Pennsylvania                 391,000
    Kingsport, Tennessee                      224,000
    Marlboro, South Carolina                  311,000
                                            ---------
                                                       (1997 Production-
      Total Market Pulp and Fine Paper       1,449,000    1,251,000)
                                                       (1997 Production-
        Total Pulp and Paper                 3,179,000    2,981,000)
                                             =========

                                            1998 Forecast
                                            -------------
 Corrugated Container and Sheets(35 Plants)  M Square Ft.
  Aurora, Illinois                           1,010,000
  Beaverton, Oregon                            958,000
  Bellevue, Washington                         874,000
  Bellmawr, New Jersey                         698,000
  Bowling Green, Kentucky                      859,000
  Cerritos, California                         824,000
  Compton, California                          772,000
  Dallas, Texas                                893,000
  Delaware, Ohio                               636,000
  Elk Grove, Illinois                          515,000
  Fort Smith, Arkansas                         895,000
  Fridley, Minnesota                         1,023,000
  Golden, Colorado                             764,000
  Griffin, Georgia                             970,000
  Huntsville, Alabama                          926,000
  Indianapolis, Indiana                        778,000
  Kansas City, Kansas                          864,000
  Lincoln, Illinois                            545,000
  Louisville, Kentucky                         507,000
  Lumberton, North Carolina                    780,000
  Maryland Heights, Missouri                   674,000
  Matthews, North Carolina                     368,000
  Memphis, Tennessee                            52,000
  Mexico City, Mexico5                         400,000
  Moses Lake, Washington                       870,000
  Newton, North Carolina                       511,000
  Plant City, Florida                          580,000
  Portland, Oregon                             489,000
  Sacramento, California                       693,000
  San Leandro, California                    1,206,000
  Sanger, California                           853,000
  Sealy, Texas                                 800,000
  St. Paul, Minnesota                          609,000
  Tulsa, Oklahoma                               38,000
  West Memphis, Arkansas                       902,000
                                             ---------
                                                       (1997 Production-
      Total Corrugated Containers           25,136,000   22,976,000)
                                            ==========

Business Forms (7 Plants)                         Tons
  Cerritos, California                          57,000
  Dallas, Texas                                 51,000
  DuBois, Pennsylvania                          23,000
  Indianapolis, Indiana                         72,000
  Langhorne, Pennsylvania                       42,000
  Rock Hill, South Carolina                     55,000
  West Chicago, Illinois                        62,000
                                            ----------
                                                      (1997 Production-
      Total Business Forms                     362,000  345,000)
                                            ==========

                                        1998 Forecast
                                        -------------
Cut Sheets and Other Converting (5 Plants)       Tons
  Brownsville, Tennesee (6)                    55,000
  DuBois, Pennsylvania                        144,000
  Kingsport, Tennessee                        122,000
  Owensboro, Kentucky                         164,000
  Tatum, South Carolina                        97,000
                                            ---------
                                                       (1997 Production-
      Total Cut Sheets                        582,000    500,000)
                                            =========

Kraft Bags and Sacks (4 Plants)
  Beaverton, Oregon                            40,000
  Buena Park, California                       33,000
  Dallas, Texas                                22,000
  Kansas City, Missouri                        22,000
                                            ---------
                                                       (1997 Production-
      Total Kraft Bags and Sacks              117,000    113,000)
                                            =========

Preprinted Linerboard (2 Plants)           M Square Ft.
  Richwood, Kentucky                          553,000
  Tigard, Oregon                            1,102,000
                                            ---------
                                                       (1997 Production-
      Total Preprinted Linerboard           1,655,000    1,455,000)
                                            =========

Inks and Specialty Products (2 Plants)           Tons
  Beaverton, Oregon                             5,000
  Delaware, Ohio                                2,000
                                            ---------
                                                       (1997 Production-
                             Total Inks         7,000    7,000)
                                            =========

1  Production to begin in the third quarter of 1998.
2  Acquired in first quarter of 1998.
3  Production to begin in fourth quarter of 1998.
4 Second machine scheduled for start-up in the second quarter of 1998. 5 Acquired in the first quarter of 1998.
6  Production began in the first quarter of 1998.

TIMBERLANDS

  For   information   with   respect   to   the   Company's   timberlands,   see
"Business--Timberlands."

Item 3.  Legal proceedings

  There are no material legal proceedings pending as of the date hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                      Executive Officers of the Registrant

  The executive officers of the Company are elected annually by the board of directors. At February 12, 1998 the executive officers of the Company, their ages at December 31, 1997 and their positions with the Company were as follows:

       Name                Age                         Position
       ----                ---                         --------

William Swindells          67                   Chairman and chief
                                                executive officer

William P. Kinnune         58                   Executive vice president-
                                                corrugated containers and
                                                bags

Duane C. McDougall         45                   Executive vice president-
                                                building materials group

Michael R. Onustock        58                   Executive vice president-
                                                pulp and fine paper marketing

J. A. Parsons              62                   Executive vice president
                                                and chief financial
                                                officer, secretary and
                                                treasurer


  Each executive officer has been employed by the Company in his present or in another managerial capacity for more than five years.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol WLL. Prior to December 31, 1996 the Company's shares traded on NASDAQ under the symbol WMTT. At December 31, 1997 there were approximately 20,000 holders (beneficial) of the Company's common stock. The following table shows, for the periods indicated, the high and low closing sales prices of, and the per share dividends paid on, the Company's common stock. All amounts have been adjusted for the 2-for-1 stock split on September 12, 1997.

                                  1997                               1996
                    ----------------------------------     ---------------------------
                                       Closing                               Closing
                       Dividends        Price               Dividends         Price
                         Paid          High-Low               Paid          High-Low
                    ----------------------------------     ---------------------------
1st Quarter...       $0.160         34 11/16 - 30 11/16      $0.155    30 1/8 - 24 5/8
2nd Quarter...        0.160         38 7/16  - 30 1/16        0.155    32 1/8 - 28 3/4
3rd Quarter...        0.160         42 3/8   - 35 1/4         0.155    34     - 28 1/4
4th Quarter...        0.160         39 3/16  - 30             0.155    35 1/4 - 31 1/4

  A dividend of $0.16 per share was declared on the common stock for the first quarter of 1998 representing an indicated annual dividend rate of $0.64 per share. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data

  The following table shows selected financial data for the Company for the periods indicated:

  Financial Results
  (dollar amounts, except per share amounts, in thousands)

                                                             1997           1996           1995          1994          1993
-------------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $    3,438,664     3,425,173      3,873,575     3,007,949     2,622,237
===============================================================================================================================
Costs and Expenses:
  Depreciation, amortization and cost
    of fee timber harvested..................          $      338,949       302,937        249,165       217,252       194,202
  Materials, labor and other operating
    expenses.................................               2,628,231     2,495,345      2,528,570     2,239,185     1,997,246
                                                         ----------------------------------------------------------------------
    Gross profit.............................                 471,484       626,891      1,095,840       551,512       430,789
  Selling and administrative expense.........                 245,319       231,862        201,784       184,699       174,413
                                                         ----------------------------------------------------------------------
    Operating earnings.......................                 226,165       395,029        894,056       366,813       256,376
  Interest expense...........................                 116,990        92,804         71,050        71,513        63,290
  Other income (expense).....................                   2,088         3,861            798        (6,377)       (3,918)
                                                         -----------------------------------------------------------------------
    Earnings before provision for income
      taxes..................................                 111,263       306,086        823,804       288,923       189,168
  Provision for income taxes.................                  38,300       114,000        309,000       111,300        78,500
                                                         ----------------------------------------------------------------------
    Earnings before accounting changes.......                  72,963       192,086        514,804       177,623       110,668
  Accounting changes.........................                       -             -              -             -        26,364
                                                         ----------------------------------------------------------------------
    Net earnings.............................                  72,963       192,086        514,804       177,623       137,032
  Cash dividends paid........................                  71,005        68,520         62,874        52,807        48,213
  Earnings retained in the business..........                   1,958       123,566        451,930       124,816        88,819
  Capital expenditures.......................                 527,908       485,769        453,523       393,161       386,864
===============================================================================================================================
Financial Condition:
  Working capital............................          $      308,093       289,134        359,258       138,528       157,576
  Long-term debt (noncurrent portion)........               1,916,001     1,766,917        790,210       915,797       941,710
  Stockholders' equity.......................               1,994,480     1,976,281      1,846,890     1,387,865     1,257,870
  Total assets...............................               4,811,055     4,720,681      3,413,555     3,033,398     2,804,553
===============================================================================================================================
Common Stock:
  Number of stockholders (beneficial)........                  20,000        20,000         19,000        17,000        14,000
  Shares outstanding (in thousands)(1) ......                 111,350       110,707        110,448       110,072       109,794
===============================================================================================================================
Per Share: (1)
  Earnings before accounting changes.........          $         0.66          1.74           4.67          1.62          1.01
  Accounting changes.........................                       -             -              -             -          0.24
                                                         ----------------------------------------------------------------------
    Net earnings.............................                    0.66          1.74           4.67          1.62          1.25
  Cash dividends paid........................                    0.64          0.62           0.57          0.48          0.44
  Stockholders' equity.......................                   17.91         17.85          16.72         12.61         11.46
  Year-end stock price.......................                   32.188        34.813         28.125        23.75         24.75
===============================================================================================================================
Financial Returns:
  Percent return on equity before
    Accounting changes(2)....................                    3.7%         10.4%          37.1%         14.1%          9.5%
  Percent return on net sales before
    Accounting changes.......................                    2.1%          5.6%          13.3%          5.9%          4.2%
===============================================================================================================================
Employment:
  Number of employees........................                  13,800        13,700         13,180        12,260        12,040
  Wages, salaries and cost of employee
    benefits.................................          $      717,693       672,280        627,835       580,561       551,172
===============================================================================================================================

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

RESULTS OF OPERATIONS 1997 VS. 1996
-----------------------------------

  Net sales in 1997 remained stable compared to 1996 as increases in sales from building materials slightly exceeded decreases in sales from paper products. Total paper product sales were down 4.5% in 1997, as sales prices declined in all product lines except specialty paper products and hardwood market pulp. While specialty paper products were flat compared to 1996, hardwood market pulp prices increased in every quarter and ended the year up 11.0%. In addition, fourth quarter price trends were up in all paper product lines over the third quarter of 1997. Unit shipment increases partially offset sales price decreases as volumes increased in every product line except grocery bags in 1997. For unbleached products, corrugated container unit shipments increased 4.8% while grocery bags decreased 4.6%. Increases achieved in the corrugated container line were due to the new Portland, Oregon, sheet plant and the new corrugated box plant in Plant City, Florida, both of which came on line in the first half of 1997. Unit shipments of bleached products showed cut sheets increasing 20.3% and continuous forms up 1.4%, while market pulp remained steady with 1996 levels. The cut sheet increase is the result of a growing market share in anticipation of the #2 paper machine in Hawesville, Kentucky, which comes on line in April 1998.

  Building materials sales increased 11.0% in 1997 compared with 1996 as increases in unit shipments more than offset decreases in sales prices. Unit shipments increased in all product lines, except plywood, due to capacity increases achieved through acquisitions and expansion from capital projects. Increases were realized from a full year of operation at the Warrenton, Oregon, sawmill; the MDF plant in Clonmel, Ireland; the converted MDF plant in Eugene, Oregon; and the OSB plant in Arcadia, Louisiana. As a result, unit shipments showed increases of 16.0% in lumber, 116.6% in OSB and 64.0% in MDF. Plywood incurred an 11.6% decrease in unit shipments primarily due to the July closure of the Taylor, Louisiana, plywood facility. Additionally, the Company entered the export log market in 1997. Sales price decreases partially offset unit shipment increases as prices declined in all product lines except plywood and European MDF. Plywood prices remained stable with a slight increase of 4.0% over 1996. In addition, the European MDF market continued to be strong as prices increased 5.5% over the fourth quarter of 1996. Sales prices in remaining product lines decreased, ranging from 1.8% in lumber to 15.9% in OSB, as supply and demand imbalances kept prices trending downward.

  The gross profit margin for all products was 13.7% for 1997 compared with 18.3% for the same period in 1996. Paper product gross margins decreased to 13.1% in 1997 compared with 20.3% in 1996, reflecting the depressed selling prices in 1997. Also negatively affecting paper margins was the increase in OCC costs of 12.2% in 1997 over 1996. Building materials gross profit margins slightly increased to 14.9% in 1997 from 14.0% in 1996. The increase in margins resulted primarily from the new market opportunities created in European MDF and export log sales.

  Selling and administrative expenses increased to 7.1% of net sales in 1997 compared to 6.8% in 1996. Overall, selling and administrative expenses increased 5.8% over 1996 even with the assimilation of the acquisitions and expansions that occurred in 1996.

  Interest expense was $117.0 million in 1997 compared to $92.8 million in 1996. Interest expense increased as a result of increased debt related to the 1996 acquisitions discussed in Note 9 to the consolidated financial statements. Partially offsetting the effects of increased outstanding debt was the decrease in the Company's weighted average interest rate from 7.12% in 1996 to 7.05% in 1997. In addition, capitalized interest increased from $10.5 million in 1996 to $19.9 million in 1997 due primarily to the capital expansion at Hawesville, Kentucky.

RESULTS OF OPERATIONS 1996 VS. 1995
-----------------------------------

  Net sales decreased by 11.6% in 1996 compared with the record levels achieved in 1995. Pricing in all paper product lines decreased throughout 1996 as the market adjusted to further corrections of paper inventories. As a result, paper product sales decreased by 16.6% as selling prices decreased 14.6% or more for all products. Unit shipments of unbleached products had mixed results in 1996 as corrugated containers increased 3.7%, while grocery bag shipments declined 9.0% from 1995. For bleached products, cut sheet shipments increased by 22.0% while continuous forms remained stable. The cut sheet increase is primarily due to the sales from the new sheeter production at Owensboro, Kentucky, added in late 1995.

  Building materials sales increased 1.6% in 1996 compared with 1995 as increases in sales volume more than offset decreases in sales price realizations. Although lumber prices marginally increased 2.7% during 1996, prices in the structural panel and composite board markets saw declines ranging from 4.1% to 16.0% due to supply and demand imbalances created by construction of new facilities. Unit shipments increased in lumber, MDF and OSB primarily due to capacity increases in 1996, achieved through acquisitions and expansion from capital projects. A sawmill in Warrenton, Oregon, was acquired in the second quarter, and a new MDF plant in Clonmel, Ireland, was acquired in the fourth quarter. In addition, the newly converted MDF plant in Eugene, Oregon, and the new OSB facility in Arcadia, Louisiana, came on line in the first half of 1996. As a result, lumber and MDF sales volumes increased 25.2% and 28.9%, respectively, in 1996.

  The gross profit margin for all products was 18.3% for 1996 compared with 28.3% for the same period in 1995. Paper product gross margins decreased to 20.3% in 1996 compared with 30.4% in 1995, reflecting the decrease in selling prices in 1996 from the record levels in 1995. In addition, increased shutdown days in 1996 to adjust for inventory buildup in the market and for capital expansion projects had a negative impact on margins. Partially offsetting the effect of decreased sales and down time was the decline in OCC costs by 40.0% from 1995.

  Building materials gross margins decreased to 14.0% compared to 22.9% in 1995. The decrease in building materials margins was the result of declining prices in the structural panel and composite board markets. Additionally, start-up costs associated with the new OSB, MDF and LVL facilities and the Custom Products relocation at Albany, Oregon, negatively impacted 1996 margins.

  Selling and administrative expenses increased to 6.8% of net sales in 1996 compared to 5.2% in 1995. While the increase was due primarily to lower net sales, selling and administrative expenses increased 14.9% in 1996 from 1995 due to expansion of Company operations and costs of new facility start-ups.

  Interest expense was $92.8 million in 1996 compared to $71.0 million in 1995. Interest expense increased as a result of increased debt related to the acquisitions discussed in note 9 to the consolidated financial statements. Partially offsetting the increase in outstanding debt was the decrease in the Company's weighted average interest rate from 7.67% in 1995 to 7.12% for 1996. Additionally, capitalized interest increased from $6.2 million in 1995 to $10.5 million in 1996 due to the significant capital projects underway.

LIQUIDITY AND CAPITAL RESOURCES

  Willamette generates funds internally via net earnings adjusted for non-cash charges against earnings such as depreciation, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

  In 1997, cash flows from operating activities were $389.4 million and represented a decrease of 40.9% from comparable cash flows in 1996. This decrease was primarily due to a decline in net earnings during 1997 and increases in accounts receivable and inventories compared to prior year decreases. Internally generated cash flows funded 74.0% of capital expenditures in 1997.

  Net working capital increased to $308.1 million at December 31, 1997 from $289.1 million at December 31, 1996. The increase is primarily attributed to increases in inventories and receivables largely due to new facilities and inventory buildups at our cut sheet plants to prepare for the start-up of the new paper machine at Hawesville.

  The Company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization and labor efficiency and to expand production. In 1997, the Company made $506.3 million in capital expenditures for property, plant and equipment.

  During 1997 the following major capital projects were completed:

         -    Expansion  of  pulping  capacity  at  the  Hawesville,   Kentucky,
              bleached pulp mill.

         - Installation of a recovery boiler at the Hawesville, Kentucky, bleached pulp mill.

         -    Construction of a new corrugated box plant in Plant City, Florida.

         -    Modernization of the sawmill at Coburg, Oregon.

  Major capital projects underway at December 31, 1997 include the following:

         - Addition of a new uncoated free sheet paper machine at Hawesville, Kentucky.

         - Construction and installation of a new biomass boiler at the Kingsport, Tennessee, bleached pulp mill.

         - Expansion of secondary fiber capacity at the paper mill in Campti, Louisiana.

         -    Construction of a new cut sheet plant in Brownsville, Tennessee.

         -    Upgrade of a paper machine at Johnsonburg, Pennsylvania.

         -    Relocation of a corrugated facility in Sacramento, California.

         - Construction of a new integrated LVL and I-joist plant at Simsboro, Louisiana.

         -    Construction of a new small-log sawmill at Taylor, Louisiana.

  The cost of all major capital projects in progress at December 31, 1997 is estimated to be approximately $839.3 million, of which $545.7 million has already been spent. These projects will be funded with internally generated cash flows and with external borrowings if needed.

  In August 1997, the Company filed a shelf registration statement under the Securities Act of 1933, covering $500.0 million of debt and equity securities. In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. The proceeds of the sale are to replace $144.5 million of notes maturing in 1998 and reduce other bank borrowing. Thus, the issuance had no effect on the Company's total debt-to-capital ratio.

  In May 1996 the Company acquired the timber operations of Cavenham Forest Industries, Inc. (the Cavenham acquisition) in Louisiana and the Pacific Northwest as discussed in Note 9 to the consolidated financial statements. The Company funded the acquisition with cash and $1.1 billion of borrowing under a Credit Agreement. In July 1996, the Company issued $400.0 million in debentures. The proceeds from the sale were used to reduce indebtedness under the Credit Agreement used to fund the Cavenham acquisition. Additionally, in November 1996, the Company completed the acquisition of Medite of Europe, discussed in Note 9 to the consolidated financial statements, for $61.5 million in cash, plus certain closing costs.

  The total debt-to-capital ratio remained steady at 50.0% at December 31, 1997 compared to 49.9% at December 31, 1996. The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing agreements and the unused portion of the revolving loan available under the Credit Agreement.

  On August 5, 1997, the Board of Directors declared a 2-for-1 stock split of its outstanding common stock. The split was implemented as a stock dividend, payable September 12, 1997 at the rate of one share of common stock for each share held of record on August 5, 1997.

  In April 1996, the Company increased the number of authorized shares of common stock to 150,000,000 from 75,000,000.

OTHER MATTERS

  The Company believes it is in substantial compliance with federal, state and local laws regarding environmental quality.

  The Environmental Protection Agency (EPA) recently signed the final rules regarding air and water quality referred to as the "cluster rules". The final rules are expected to be released sometime in the first quarter of 1998 with implementation required within three years of the date of issuance. Certain exceptions to the rules extend the time period for specific compliance requirements up to eight years. The EPA has also provided an incentives program which will lengthen the compliance timeline if advanced technologies that go beyond the cluster rules are implemented. In addition to the impact of the cluster rules on pulp and paper mills, the Company's other operations are faced with increasingly stringent environmental regulations. Based upon either enacted or proposed regulations, the Company estimates that over the next five years, additional capital expenditures to comply with environmental regulations will not exceed $120.0 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, the Company believes that compliance with such environmental regulations will not have a material adverse effect upon the Company's competitive position.

  Much attention has been given to the controversy concerning preservationists' efforts to stop the harvest of timber from Federal timberlands. Concurrent with these efforts have come increased regulations, limitations and restrictions on the harvest of timber from privately-owned timberlands. Current rules and regulations do not significantly impact the Company's ability to manage its timberlands on a sustained yield basis.

  The Company has been working to convert its computer systems to be year 2000 compliant since 1996. The conversion is expected to be completed in 1998 and has been coordinated with other modifications being made for other purposes. The costs associated with conversion are primarily being expensed as incurred and are not expected to have a material impact on the Company's financial position.

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

FORWARD-LOOKING STATEMENTS

  Statements contained in this report that are not historical in nature, including without limitation the discussion of forecasted sales and production volumes, the impact of environmental regulations, the impact of year 2000 compliance and the adequacy of the Company's liquidity resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Item 8.  Financial Statements and Supplementary Data

  The financial statements and supplementary data filed as part of this report follow the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  Information regarding (i) directors of the Company is set forth in the Company's definitive proxy statement (the "Proxy Statement") for its 1998 annual meeting of shareholders, under the heading "Election of Directors" and (ii)
Section  16(a) of the  Securities  Exchange  Act of  1934,  is set  forth  under
"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

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

(b)               Reports on Form 8-K.

                  On November 17, 1997 the Company filed a current report on Form 8-K, reporting under Item 5 the resignation of Mr. Steven
                  R. Rogel as Chief Executive Officer and Director of Willamette Industries, Inc.

                  On January 26, 1998, the Company filed a current report on Form 8-K, reporting under Item 5 the status of an environmental proceeding and receipt of Section 114 information requests from the Environmental Protection Agency and the filing under Item 7 of certain exhibits relating to the $200.0 million debentures issued in January 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WILLAMETTE INDUSTRIES, INC.
                                                (Registrant)

                                         By /s/ J. A. PARSONS
Dated:   February 12, 1998               (J. A. Parsons)
                                         Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 1998, by the following persons on behalf of the registrant in the capacities indicated.


         Signature                                      Title
         ---------                                      -----

Principal Executive Officer
  and Director

/s/  WILLIAM SWINDELLS                 Chairman and Chief Executive Officer
    (William Swindells)

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


/s/ STUART J. SHELK, JR.               Director
        (Stuart J. Shelk, Jr.)


/s/ ROBERT M. SMELICK                  Director
        (Robert M. Smelick)


/s/ SAMUEL C. WHEELER                  Director
        (Samuel C. Wheeler)


/s/ BENJAMIN R. WHITELEY               Director
         (Benjamin R. Whiteley)

Index to Consolidated Financial Statements


                                                                        Page No.
                                                                        --------

Independent Auditors' Report.....................................            24

Consolidated Balance Sheets as of December 31, 1997 and 1996 ....            25

Consolidated Statements of Earnings for years ended
  December 31, 1997, 1996 and 1995...............................            26

Consolidated Statements of Stockholders' Equity
  for years ended December 31, 1997, 1996 and 1995...............            27

Consolidated Statements of Cash Flows for years ended
  December 31, 1997, 1996 and 1995...............................            28

Supplementary Business Segment Information.......................            29

Selected Quarterly Financial Data................................            30

Notes to Consolidated Financial Statements.......................         31-40

Independent Auditors' Report
----------------------------



The Board of Directors and Stockholders
Willamette Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                              /s/ KPMG PEAT MARWICK LLP

Portland, Oregon
February 12, 1998

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
====================================================================================================================================
December 31, 1997 and 1996
(dollar amounts, except per share amounts, in thousands)


Assets                                                                                                 1997               1996
                                                                                                 ---------------   -----------------
Current assets:
  Cash                                                                                        $           27,600              22,222
  Accounts receivable, less allowance for doubtful
    accounts of $4,571 (1996 - $4,460)                                                                   307,002             272,709
  Inventories (note 3)                                                                                   394,595             365,949
  Prepaid expenses and timber deposits                                                                    36,991              38,454
  Assets held for sale (notes 5 and 9)                                                                         -             160,218
                                                                                                 ---------------   -----------------
        Total current assets                                                                             766,188             859,552
                                                                                                 ---------------   -----------------
Timber, timberlands and related facilities, net (note 9)                                               1,396,946           1,444,873
Property, plant and equipment, net (notes 7 and 9)                                                     2,566,291           2,330,469
Other assets                                                                                              81,630              85,787
                                                                                                 ---------------   -----------------
                                                                                              $        4,811,055           4,720,681
                                                                                                 ===============   =================

Liabilities and Stockholders' Equity
Current liabilities:
  Current installments on long-term debt (note 5)                                             $           17,897               4,512
  Notes payable (note 5)                                                                                  64,000             200,000
  Accounts payable, includes book overdrafts of $49,421
      (1996 - $48,005)                                                                                   216,914             185,437
  Accrued payroll and related expenses                                                                    71,842              72,661
  Accrued interest                                                                                        38,339              38,336
  Other accrued expenses                                                                                  45,272              52,365
  Accrued income taxes (note 4)                                                                            3,831              17,107
                                                                                                 ---------------   -----------------
         Total current liabilities                                                                       458,095             570,418
                                                                                                 ---------------   -----------------
Deferred income taxes (note 4)                                                                           402,896             374,246
Other liabilities                                                                                         39,583              32,819
Long-term debt, net of current installments (note 5)                                                   1,916,001           1,766,917
Stockholders' equity (note 8):
  Preferred stock, cumulative, of $.50 par value.
     Authorized 5,000,000 shares                                                                               -                   -
  Common stock of $.50 par value.  Authorized 150,000,000
     shares; issued 111,349,956 shares
     (1996 - 110,707,308 shares)                                                                          55,675              27,677
  Capital surplus                                                                                        294,760             306,517
  Retained earnings                                                                                    1,644,045           1,642,087
                                                                                                 ---------------   -----------------
         Total stockholders' equity                                                                    1,994,480           1,976,281
                                                                                                 ===============   =================
                                                                                              $        4,811,055           4,720,681
                                                                                                 ===============   =================

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
====================================================================================================================================
Years ended December 31, 1997, 1996 and 1995
(dollar  amounts,  except per share amounts, in thousands)


                                                                                   1997              1996              1995
                                                                                 --------          --------          --------
Net sales                                                                      $ 3,438,664         3,425,173         3,873,575
Cost of sales                                                                    2,967,180         2,798,282         2,777,735
                                                                                 ---------         ---------         ---------
     Gross profit                                                                  471,484           626,891         1,095,840
Selling and administrative expense                                                 245,319           231,862           201,784
                                                                                 ---------         ---------         ---------
     Operating earnings                                                            226,165           395,029           894,056
Other income                                                                         2,088             3,861               798
                                                                                 ---------         ---------         ---------
                                                                                   228,253           398,890           894,854
Interest expense                                                                   116,990            92,804            71,050
                                                                                 ---------         ---------         ---------
     Earnings before provision for income taxes                                    111,263           306,086           823,804
Provision for income taxes (note 4)                                                 38,300           114,000           309,000
     Net earnings                                                              $    72,963           192,086           514,804
                                                                                 =========         =========         =========
Earnings per share(1)                                                          $      0.66              1.74              4.67
                                                                                 =========         =========         =========
Earnings per share - assuming dilution(1)                                      $      0.65              1.73              4.65
                                                                                 =========         =========         =========

Weighted average number of shares
  outstanding (in thousands):
    Earnings per share                                                             110,975           110,536           110,292
                                                                                 =========         =========         =========
    Earnings per share - assuming dilution(2)                                      111,550           111,032           110,826
                                                                                 =========         =========         =========


(1) Per share earnings are based upon the weighted average number of shares outstanding.

(2) Weighted average shares outstanding, assuming dilution, are calculated using the treasury stock method assuming all stock options are exercised. See note 8.

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
====================================================================================================================================
Years ended December 31, 1997, 1996 and 1995
(dollar  amounts,  except per share amounts, in thousands)


                                                                                   1997              1996              1995
                                                                                 --------          --------          --------

Common Stock:
  Balance at beginning of year                                               $    27,677             27,612           27,518
    2-for-1 stock split                                                           27,787                  -                -
    Shares issued for options exercised                                              211                 65              119
    Stock repurchased and cancelled                                                    -                  -              (25)
                                                                               ---------         ----------        ---------
  Balance at end of year                                                     $    55,675             27,677           27,612
                                                                               =========         ==========        =========
Capital Surplus:
  Balance at beginning of year                                               $   306,517            300,757          293,756
    2-for-1 stock split                                                          (27,787)                 -                -
    Shares issued for options exercised                                           16,030              5,760            9,689
    Stock repurchased and cancelled                                                    -                  -           (2,688)
                                                                               ---------         ----------        ---------
  Balance at end of year                                                     $   294,760            306,517          300,757
                                                                               =========         ==========        =========
Retained Earnings:
  Balance at beginning of year                                               $ 1,642,087          1,518,521        1,066,591
    Net earnings                                                                  72,963            192,086          514,804
    Less cash dividends on common stock
      ($.64,$.62, and $.57 per share in
      1997, 1996 and 1995 respectively)                                          (71,005)           (68,520)         (62,874)
                                                                               ---------         ----------        ---------
  Balance at end of year                                                     $ 1,644,045          1,642,087        1,518,521
                                                                               =========         ==========        =========

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================================================
Years ended December 31, 1997, 1996 and 1995
(dollar amounts in thousands)

                                                                                   1997              1996              1995
                                                                                 --------          --------          --------
Cash flows from operating activities:
  Net earnings                                                                $    72,963           192,086           514,804
  Adjustments to reconcile net earnings
    to net cash from operating activities:
      Depreciation                                                                268,030           246,638           218,580
      Cost of fee timber harvested                                                 52,649            43,381            25,061
      Other amortization                                                           18,270            12,918             5,524
      Increase in deferred income taxes                                            28,650            40,717            98,425
  Changes in working capital items:
      Accounts receivable                                                         (34,293)           56,549           (31,015)
      Inventories                                                                 (28,646)           49,575          (135,267)
      Prepaid expenses and timber deposits                                          1,463            14,282             1,262
      Accounts payable and accrued expenses                                        23,568            11,810            18,229
      Accrued income taxes                                                        (13,276)           (8,692)            1,582
                                                                               ----------         ---------          --------
  Net cash from operating activities                                              389,378           659,264           717,185
                                                                               ----------         ---------          --------

Cash flows from investing activities:
      Proceeds from sale of equipment                                               2,493             1,781             2,000
      Expenditures for property, plant & equipment                               (506,348)         (454,744)         (411,985)
      Expenditures for timber and timberlands                                      (7,782)          (16,991)          (33,776)
      Expenditures for roads and reforestation                                    (13,778)          (14,034)           (7,762)
      Acquisitions (note 9)                                                             -        (1,019,274)                -
      Assets held for sale (notes 5 and 9)                                        160,218          (160,218)                -
      Other                                                                         9,624            (8,517)           (8,602)
                                                                               ----------         ---------          --------
  Net cash from investing activities                                             (355,573)       (1,671,997)         (460,125)
                                                                               ----------         ---------          --------

Cash flows from financing activities:
      Net change in operating lines of credit                                      23,985            28,962           (49,000)
      Debt borrowing                                                              175,415         1,211,950            79,010
      Proceeds from sale of common stock                                           16,109             5,697             9,635
      Repurchased common stock                                                          -                 -            (2,713)
      Cash dividends paid                                                         (71,005)          (68,520)          (62,874)
      Payment on debt                                                            (172,931)         (161,095)         (225,955)
                                                                               ----------         ---------          --------
  Net cash from financing activities                                              (28,427)        1,016,994          (251,897)
                                                                               ----------         ---------          --------

Net change in cash                                                                  5,378             4,261             5,163
Cash at beginning of year                                                          22,222            17,961            12,798
                                                                               ----------         ---------          --------
Cash at end of year                                                           $    27,600            22,222            17,961
                                                                               ==========         =========          ========

Supplemental disclosures of cash flow
information
   Cash paid during the year for:
       Interest (net of amount capitalized)                                   $   116,987            74,896            72,930
                                                                               ==========         =========          ========

      Income taxes                                                            $    22,926            81,663           208,993
                                                                               ==========         =========          ========


See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
====================================================================================================================================
(dollar amounts in thousands)
                                            1997    %          1996     %         1995    %           1994    %           1993    %
                                      ---------------  ------------------  ----------------  ------------------  ------------------
Sales to outside customers:
  Paper Group:
    Fabricated paper products       $  1,718,227   50     1,823,652    53    2,128,428   55      1,475,593   49      1,232,311   47

    Pulp and paper                       520,457   15       520,260    15      681,094   18        410,365   14        360,014   14
                                      ----------------  ------------------  ----------------  ------------------  ------------------
  Total Paper Group                    2,238,684   65     2,343,912    68    2,809,522   73      1,885,958   63      1,592,325   61
                                      ----------------  ------------------  ----------------  ------------------  ------------------

  Building Materials Group:
    Lumber                               248,401    7       218,153     7      169,753    4        188,445    6        184,287    7

    Plywood                              366,690   11       378,959    11      428,707   11        441,397   15        425,387   16
    Particleboard and MDF                349,652   10       277,375     8      272,336    7        292,153   10        234,123    9
    Other wood products                  235,237    7       206,774     6      193,257    5        199,996    6        186,115    7
                                      ----------------  ------------------  ----------------  ------------------  ------------------
  Total Building Materials Group       1,199,980   35     1,081,261    32    1,064,053   27      1,121,991   37      1,029,912   39
                                      ----------------  ------------------  ----------------  ------------------  ------------------
Total net sales (1)                 $  3,438,664  100     3,425,173   100    3,873,575  100      3,007,949  100      2,622,237  100
                                      ================  ==================  ================  ==================  ==================
Intersegment sales at market value:
  Building Materials Group          $     47,100             42,692             61,082              36,121              39,113
                                      ===========       ============        ===========       =============       =============
Gross Profit (GP):                                GP%                 GP%               GP%                 GP%                 GP%
                                                 -----              ------             -----               -----               -----
  Paper Group                       $    293,108   13       475,945    20      855,054   30        260,830   14        184,553   12
  Building Materials Group               178,376   15       150,946    14      240,786   23        290,682   26        246,236   24
                                      ================  ==================  ================  ==================  ==================
                                    $    471,484   14       626,891    18    1,095,840   28        551,512   18        430,789   16
                                      ================  ==================  ================  ==================  ==================
Operating earnings:
  Paper Group                       $    112,919   50       306,463    78      707,234   79        124,856   34         53,655   21
  Building Materials Group               113,246   50        88,566    22      186,822   21        241,957   66        202,721   79
                                      ----------------  ------------------  ----------------  ------------------  ------------------
    Total operating earnings             226,165  100       395,029   100      894,056  100        366,813  100        256,376  100
                                      ================  ==================  ================  ==================  ==================
Other income (expense)                     2,088              3,861                798              (6,377)             (3,918)
Interest expense                         116,990             92,804             71,050              71,513              63,290
Earnings before provision for
                                      -----------       ------------        -----------       -------------       -------------
  income taxes                      $    111,263            306,086            823,804             288,923             189,168
                                      ===========       ============        ===========       =============       =============

Depreciation, cost of fee timber
  harvested and amortization:
    Paper Group                     $    204,852            194,816            177,888             152,983             129,069
                                         134,097            108,121             71,277              64,269              65,133
                                      ===========       ------------        -----------       -------------       -------------
                                    $    338,949            302,937            249,165             217,252             194,202
                                      ===========       ============        ===========       =============       =============

Capital Expenditures:
  Paper Group                       $    438,394            342,268            300,145             298,931             323,952
  Building Materials Group                89,514            143,501            153,378              94,230              62,912
                                      -----------       ------------        -----------       -------------       -------------
                                    $    527,908            485,769            453,523             393,161             386,864
                                      ===========       ============        ===========       =============       =============

Identifiable assets:
  Paper Group                       $  2,701,778          2,409,719          2,359,462           2,090,399           1,884,017
  Building Materials Group             1,991,560          2,034,975            967,193             866,351             845,492
  Corporate                              117,717            275,987             86,900              76,648              75,044
                                      -----------       ------------        -----------       -------------       -------------
                                    $  4,811,055          4,720,681          3,413,555           3,033,398           2,804,553
                                      ===========       ============        ===========       =============       =============


(1) The Company is not  dependent  on any one  significant  customer or group of
    customers.   Approximately  90%  of  the  Company's  total  output  is  sold domestically.

================================================================================
SELECTED QUARTERLY FINANCIAL DATA
================================================================================
(Unaudited)(dollar amounts, except per share amounts, in thousands)


                                 Net      Gross           Net Earnings
                                                   -----------------------------
1997                            Sales    Profit     Amount      Per Share
--------------------------------------------------------------------------------
1st Quarter.............. $   837,663    109,296     13,317       .12
2nd Quarter..............     857,742    118,815     17,750       .16
3rd Quarter..............     872,823    122,668     20,697       .19
4th Quarter..............     870,436    120,705     21,199       .19
--------------------------------------------------------------------------------
     Total............... $ 3,438,664    471,484     72,963       .66
================================================================================


                                Net       Gross           Net Earnings
                                                   -----------------------------
1996                           Sales      Profit     Amount       Per Share
--------------------------------------------------------------------------------
1st Quarter.............. $   866,112    187,946     73,370       .67
2nd Quarter..............     858,792    153,985     48,254       .43
3rd Quarter..............     862,674    155,142     43,129       .39
4th Quarter..............     837,595    129,818     27,333       .25
--------------------------------------------------------------------------------
     Total............... $ 3,425,173    626,891    192,086      1.74
================================================================================

NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 1997, 1996 and 1995 (dollar amounts, except per share amounts, in thousands)

Note 1. Nature of  Operations

   Willamette Industries, Inc. is a diversified, integrated forest products company with 103 manufacturing facilities in 23 states, France, Ireland and Mexico. The Company produces kraft linerboard, corrugating medium, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, oriented strand board, laminated beams, laminated veneer lumber, wooden I-joists and other value-added wood products. The Company's principal lines of business are paper products and building materials. Based on sales, paper products represent approximately two-thirds of the Company's business with the balance consisting of building materials. The Company sells 90% of its products in the United States domestic market and its primary foreign markets are Asia and Europe.

Note  2.  Summary  of  Significant  Accounting  Policies
  (a) Principles of Consolidation
     The  consolidated   financial   statements  include  the  accounts  of  all
majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

  (b) Inventories
     Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for all major classes of inventory. All other inventories are valued at average cost.

  (c) Property, Plant and Equipment
     Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of existing plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income. Depreciation is computed using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized over the terms of the respective leases.

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

  (f) Capitalized Interest
     Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1997, 1996 and 1995 was $19,939, $10,534 and $6,187 respectively and is netted against interest expense in the consolidated statements of earnings. Such capitalized interest will be amortized over the depreciable life of the related assets.

  (g) Use of Estimates
     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  (h) Business Segments
     The Company operates in two principal business segments: paper products and building materials. Information with respect to these segments is included in the five-year comparison labeled "Supplementary Business Segment Information" on page 29.

  (i) Restatements and Reclassifications
     All share and per share amounts have been restated to reflect the 2-for-1 stock split on September 12, 1997. Certain reclassifications have been made to prior years' data to conform with 1997 presentation

  (j) Stock-Based Compensation
     The Company has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion #25 and has determined the effects of adopting SFAS #123 would not have a material effect on the financial statements.

Note 3. Inventories
  The major components of inventories are as follows:
                                                   December 31,
                                           ----------------------------
                                              1997              1996
                                           ---------          ---------
Finished product.......................    $118,046            108,090
Work in progress.......................       7,404              6,182
Raw material...........................     187,912            175,480
Supplies...............................      81,233             76,197
                                           --------            -------
                                           $394,595            365,949
                                           ========            =======
Valued at:
  LIFO cost............................    $268,447            249,379
  Average cost.........................     126,148            116,570

  If current cost rather than LIFO cost had been used by the Company, inventories would have been approximately $62,662 and $46,261 higher in 1997 and 1996 respectively.

Note 4. Income Taxes
  The provision for income taxes includes the following:

                                            1997      1996      1995
                                          -------   -------   -------

Payable from taxable earnings.......... $  (4,350)   73,283   261,975
Payable (reduction) due to AMT.........    14,000         -   (51,400)
                                          -------   -------   -------
Currently payable......................     9,650    73,283   210,575
Deferred taxes due to temporary
  differences for:
    Accelerated depreciation...........    23,395    37,501    91,766
    Other..............................     5,255     3,216     6,659
                                          -------   -------   -------
      Total deferred ..................    28,650    40,717    98,425
                                          -------   -------   -------
      Total provision.................. $  38,300   114,000   309,000
                                          =======   =======   =======

Federal income taxes................... $  31,600    97,000   265,500
Other income taxes.....................     6,700    17,000    43,500
                                          -------   -------   -------
                                        $  38,300   114,000   309,000
                                          =======   =======   =======

  The Company's deferred income tax liability is mainly due to depreciation. Differences between the effective tax rate and the Federal statutory rate are shown in the following table as a percentage of pretax income:

                                                   1997    1996    1995
                                                   -----   -----   ----

Federal statutory rate.......................      35.0%   35.0%   35.0%
State income taxes, net of
  Federal tax effect.........................       2.3     3.6     3.4
Benefit from foreign taxes...................      (1.3)      -       -
Other........................................      (1.6)   (1.4)    (.9)
                                                   -----   -----   -----
                                                   34.4%   37.2%   37.5%
                                                   =====   =====   =====

  The Company's consolidated Federal income tax returns through 1993 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the Company has provided for all deficiencies that ultimately might be assessed.

  The Tax Reform Act of 1986  expanded  the  corporate  alternative  minimum tax
(AMT). Under this Act, the Company's tax liability is the greater of its regular tax or the AMT. To the extent the Company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. At December 31, 1997, the Company had $14,000 in AMT credits.

Note 5. Long-term Debt
  Long-term debt consists of the following:
                                                      December 31,
                                                 ----------------------
                                                    1997        1996
                                                 ----------  ----------
Notes payable to public:
  7.00%, due in 1998.......................      $ 100,000    100,000
  9.625%, due in 2000......................        150,000    150,000
  7.75%, due in 2002.......................        100,000    100,000
  9.125%, due in 2003......................         50,000     50,000
  9.00%, due in 2021.......................        150,000    150,000
  7.35%, due in 2026(1)....................        200,000    200,000
  7.85%, due in 2026.......................        200,000    200,000

(1) Holders have the option to demand repayment in 2006.

Medium-term notes, with interest
  rates ranging from 5.82% to 7.20%,
  due in varying amounts through 2013......        150,000    150,000

Bank loans, with interest rates
  averaging 6.04% and 5.79%, due
  in varying amounts through 2001..........        709,264    705,766

Revenue bonds, with interest
  rates averaging 4.94% and 4.69%,
  due in varying amounts
  through 2026.............................        121,640    121,749

Other long-term debt, with
  interest rates averaging
  6.76% and 6.50%, due in
  varying amounts through 2006.............          2,994      3,914
                                                ----------  ---------
                                                 1,933,898  1,931,429
Less: Current installments.................         17,897      4,512
      Bank loans classified as Notes Payable             -    160,000
                                               -----------  ---------
                                               $ 1,916,001  1,766,917
                                               ===========  =========

   Principal payment requirements on the above debt for the four years subsequent to 1998 are: 1999, $1,005; 2000, $150,370; 2001, $300,216; 2002,
$110,216.

   In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. The proceeds of the sale were used to replace $144.5 million of notes maturing in 1998 and other bank borrowings. Therefore, the related debt maturing in 1998 has been classified as long-term at December 31, 1997.

   The Company has a revolving loan with a group of banks which provides for borrowings up to $1.0 billion in principal amount and provides backup for a Master Note program. At December 31, 1997, the outstanding balance covered under the revolving loan was $700,000. At December 31, 1996, $160,000 of the bank loans were classified as "notes payable" and correspond to the 1997 sale of the "assets held for sale" and concurrent paydown of bank loans.

   The Company utilized short-term borrowings with a number of banks at various times during 1997 and 1996 of which $64,000 was outstanding at December 31, 1997. The weighted average interest rate on short-term borrowings at December 31, 1997 and 1996 was 5.75% and 5.61% respectively. Interest is based upon prevailing short-term rates in effect at the time of the transaction.

   The fair value of the Company's long-term debt is estimated to be approximately $2,014,421, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with the same remaining maturities.

Note 6.  Pension and Retirement Plans

Contributory  Plans
   The Company covers all salaried employees and some hourly employees under 401(k) plans. The amounts contributed by the Company vary for the plans. Total plan expenses were $10,903, $10,430 and $8,857 in 1997, 1996 and 1995 respectively.

Defined Benefit Plans
   The Company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees. Substantially all other employees of the Company are covered by noncontributory defined benefit plans. Retirement benefits are based on years of service and compensation prior to retirement. Total pension expense in 1997, 1996 and 1995 for all such plans was $10,770, $10,628 and $6,189 respectively.

   As advised by its actuaries, the Company makes such contributions to provide not only for benefits attributed to past service, but also for those benefits expected to be earned in the future.

  The net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                                1997         1996        1995
                                                ----         ----        ----

Service cost of benefits earned
  during the period ...................      $ 14,533       13,968      10,278
Interest cost on projected
  benefit obligation ..................        22,576       20,132      18,451
Actual return on assets ...............       (80,136)     (50,017)    (70,087)
Net amortization and deferral .........        48,683       21,538      43,114
                                              -------      -------     -------
Net periodic pension cost .............      $  5,656        5,621       1,756
                                              =======      =======     =======

   Substantially all plan assets are invested in stocks, bonds and cash equivalents. The following table sets forth the plans' funded status and amount recognized in the Company's consolidated financial statements at December 31, 1997 and 1996:

                                         December 31,
              ------------------------------------------------------------------
                           1997                          1996
              ------------------------------------------------------------------
              Assets Exceed     Accumulated     Assets Exceed   Accumulated
               Accumulated       Benefits        Accumulated     Benefits
                 Benefits      Exceed Assets       Benefits    Exceed Assets
              -----------      -------------    -----------    -------------
Actuarial present
  value of benefit
  obligations:
Vested benefit
  obligation     $(274,498)            (953)         (221,382)     (30,435)
                  ========          =======          ========      =======
Accumulated
  benefit
  obligation     $(291,276)          (1,149)         (233,562)     (34,635)
                  ========          =======          ========      =======
Projected
  benefit
  obligation     $(340,916)          (1,149)         (276,637)     (34,635)
Plan assets
  at fair value    459,915              996           358,675       31,701
                  --------          -------          --------      -------
Plan assets
  greater (less)
  than projected
  benefit
  obligation       118,999             (153)           82,038       (2,934)
Unrecognized
  net (gain)      (129,457)            (185)          (81,548)      (2,528)
Prior service
  cost not yet
  recognized in
  net periodic
  pension cost      12,095              285             5,628        3,806

Unrecognized
  obligation,
  net of
  amortization      (1,565)              (3)           (2,060)        (111)
                  --------         ---------         ---------    ---------
Prepaid pension
  cost (pension
  liability)
  recognized            72              (56)            4,058       (1,767)
                  ========         =========         =========    =========
Weighted average
  discount rate      7.25%             7.25%             7.25%        7.25%
                  ========         =========         =========    =========
Future compensation
  increase           5.0%              5.0%              5.0%         5.0%
                  ========         =========         =========    =========
Long-term rate
  of return          9.0%              9.0%              9.0%         9.0%
                  ========         =========         =========    =========

Postretirement Benefit Plans

   The Company has a contributory postretirement health plan primarily covering its salaried employees. Employees become eligible for these benefits if they meet minimum age and service requirements.

   The Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 1997 and 1996 was:
                                                      1997       1996
                                                  --------     -------

Retirees........................................  $ 14,653      12,410
Other fully eligible participants...............     6,870       5,401
    Other active participants...................    12,754      13,865
                                                  --------     -------
                                                    34,277      31,676
Unrecognized loss...............................    (5,942)     (4,998)
                                                  --------     -------
APBO recognized in balance sheet................  $ 28,335      26,678
                                                  ========     =======
Weighted average discount rate..................      7.25%       7.25%
                                                  ========     =======

The components of net periodic postretirement expenses are as follows:

                                                      1997     1996    1995
                                                      ----     ----    ----

Service cost benefits earned in period.........   $  1,182    1,065     867
Interest cost on accumulated benefit obligation      2,290    2,103   2,043
Amortization of loss from earlier periods......        236      166      71
                                                     -----    -----   -----
Net expense....................................   $  3,708    3,334   2,981
                                                     =====    =====   =====
Weighted average discount rate.................       7.25%     7.0%    8.0%
                                                     =====    =====   =====

  For the year 1997, a 9.0% increase in the medical cost trend rate was assumed. This rate decreases incrementally to an ultimate annual rate of 5.0%. A 1.0% increase in the medical trend rate would increase the APBO by $3,700 and increase the net periodic postretirement expense by $470.

Note 7. Property, Plant and Equipment

  Property, plant and equipment accounts are summarized as follows:

                               Principal             December 31,
                                range of         ----------------------
                              useful lives       1997              1996
                              ------------       ----              ----

Land........................       -         $   39,389           37,270
Building Materials Group
  manufacturing facilities..    10 - 20         869,320          831,464
Paper Group
  manufacturing and
  converting facilities.....    10 - 30       3,197,338        2,889,067
Office equipment............     3 - 10          85,715           76,870
Leasehold improvements......  life of lease       6,443            6,300
Construction in progress....       -            386,292          256,732
                                              ---------        ---------
                                              4,584,497        4,097,703
Accumulated depreciation....                  2,018,206        1,767,234
                                              ---------        ---------
                                             $2,566,291        2,330,469
                                              =========        =========

Note 8. Stockholders' Equity

   The Company's 1995 Long-Term Incentive Compensation Plan (the Plan), which replaced an earlier plan, provides for grants of stock options, awards of stock appreciation rights and restricted shares of common stock to directors and key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in 33 1/3% increments per year and expire ten years from the date of grant. The Company has reserved 5,500,000 shares for distribution under the Plan. A summary of stock option activity is as follows:

                                         Option             Price
                                         Shares           Per Share
                                         ------           ---------
Outstanding December 31, 1994.......    2,465,622      $ 8.375-22.688
  Granted...........................      599,980          25.75
  Exercised.........................      488,688        8.375-22.688
  Cancelled or surrendered..........       13,306        8.375-25.75
                                      -----------       -------------
Outstanding December 31, 1995.......    2,563,608       11.625-25.75
  Granted ..........................      546,060          30.875
  Exercised.........................      251,494       11.625-25.75
  Cancelled or surrendered..........        9,480       11.625-30.875
Outstanding December 31, 1996.......    2,848,694       11.625-30.875
  Granted ..........................      776,940          30.563
  Exercised.........................      650,092       11.625-30.875
  Cancelled or surrendered..........      126,972       22.685-30.875
                                      -----------       -------------
Outstanding December 31, 1997.......    2,848,570       11.625-30.875
                                      ===========       =============

Shares exercisable..................    1,757,822      $11.625-30.875
                                      ===========       =============

   Restricted shares have been awarded to certain officers at no cost based upon continued employment and the attainment of performance goals, or both. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1997, 9,278 restricted shares had not yet vested.

   The Company has a shareholder rights plan providing for the distribution of rights to shareholders ten days after a person or group becomes the owner of 20% or more of the Company's common stock or makes a tender or exchange offer which would result in the ownership of 30% or more of the common stock. Once the rights are distributed, each right becomes exercisable to purchase, for $280, 1/100th of a share of new series of Company preferred stock, which 1/100th share is intended to equal four common shares in market value. Each right is exercisable to purchase, for $280, common shares with a market value of $560. The rights will expire in 2000.

Note 9.  Acquisitions

   In May 1996, the Company acquired approximately 1,088,000 acres of timberland, a sawmill and related assets in Louisiana and the Pacific Northwest from Cavenham Forest Industries, Inc., an affiliate of Hanson PLC. (the "Cavenham acquisition"). The purchase price for the properties was $1.588 billion. The Company sold 542,000 acres of the acquired property to third parties for an aggregate price of $641.0 million. After giving effect to the sales to third parties, the Company acquired 546,000 acres of timberland, a sawmill and related assets for $947.0 million, plus certain closing costs of approximately $10.0 million.

   In November 1996, the Company purchased the capital stock of Medite of Europe Limited ("Medite") for $61.5 million in cash plus certain closing costs. Medite produces medium density fiberboard at its plant in Clonmel, Ireland.

   Both acquisitions were accounted for as purchases. Supplemental information concerning the two acquisitions follows:

                                         Cavenham                    Medite
                                         --------                    ------
Cash purchase price                      $957,274                    62,000
                                         ========                    ======

Purchase price was allocated to:
  Current assets                         $    -                      29,913
  Timber and timberlands                  950,380                       -
  Property, plant and equipment             8,612                    60,569
    Debt assumed                              -                     (20,804)
    Other assets and liabilities           (1,718)                   (7,678)
                                        ----------                 ---------
                                         $957,274                    62,000
                                        ==========                 =========

Note 10.  Contingencies

   There are various lawsuits, claims and environmental matters pending against the Company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company's financial condition or operations.

                                INDEX TO EXHIBITS


EXHIBIT

3A. Third Restated Articles of Incorporation of the registrant, as amended. Incorporated by reference from Exhibit 3A of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996. [16]

3B.            Bylaws of the registrant as amended  through  February 12, 1998.
               [21]

4A. Indenture dated as of March 15, 1983, between registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985 (File No. 33-1876). [89]

4B. Indenture dated as of January 30, 1993 between the registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective March 1, 1993 (File No. 33-58044). [82]

4C. Credit Agreement dated as of May 10, 1996, among the registrant, Bank of America National Trust and Savings Association, ABN Amro Bank N.V., Morgan Guaranty Trust Company of New York, Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and other financial institutions parties thereto, authorized $1,000,000,000. Incorporated by reference from Exhibit 4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

9.             Not applicable.

10A.           Willamette  Industries,   Inc.  Deferred  Compensation  Plan  for
               Directors. Incorporated by reference from Exhibit 10A of the registrant's annual report on Form 10-K for the year ended December 31, 1996 ("the 1996 Form-K").* [3]

10B.           Willamette   Industries,   Inc.  1986  Stock  Option  and  Stock
               Appreciation Rights Plan, as amended. Incorporated by reference from Exhibit 10B of the 1996 Form 10-K.* [8]

10C. Willamette Industries, Inc. Retirement Plan for Nonemployee Directors. Incorporated by reference from Exhibit 10C of the 1996 Form 10-K.* [2]

10D. Willamette Industries Inc. Severance Agreement with Key Management Group. Incorporated by reference from Exhibit 10D of the 1996 Form 10-K.* [13]

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

10G. Consulting agreement dated October 1, 1997 between the registrant and William Swindells.* [4]

10H. Rights Agreement dated as of February 26, 1990, amended December 3, 1996. Incorporated by reference from Exhibit 10 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997. [61]

10I. Asset sale, purchase and transfer agreement dated March 12, 1996, between Hanson Natural Resources Company, Cavenham Energy Resources Inc., Cavenham Forest Industries Inc. and the registrant. Incorporated by reference from Exhibit 2.1 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

10J. Asset sale, purchase and transfer agreement dated April 11, 1996, between the registrant and Crown Pacific Limited Partnership. Incorporated by reference from Exhibit 2.2 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

10K. Asset sale, purchase and transfer agreement dated April 23, 1996, between the registrant and Temple-Inland Forest Products Corporation. Incorporated by reference from Exhibit 2.3 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

10L. Asset sale, purchase and transfer agreement dated April 26, 1996, between the registrant and John Hancock Mutual Life Insurance Company, together with Addendum No. 1 thereto dated May 13, 1996. Incorporated by reference from Exhibit 2.4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

10M. Management agreement dated May 15, 1996, among the registrant, John Hancock Mutual Life Insurance Company, Willamette Columbia Timber Co. and Hancock Natural Resource Group, Inc. Incorporated by reference from Exhibit 2.5 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

10N. Right of first offer agreement dated May 15, 1996, between the registrant and John Hancock Mutual Life Insurance Company. Incorporated by reference from Exhibit 2.6 of the registrant's current report on Form 8-K/A, amendment No.
               1, dated May 15, 1996.

10O.           Timber  supply   agreement  dated  May  15,  1996,   between  the
               registrant and John Hancock Mutual Life Insurance Company. Incorporated by reference from Exhibit 2.7 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

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

22.            Not applicable.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 12, 1998, in the registrant's registration statements on Form S-3 and Form S-8. [1]

24.            Not applicable.

27.            Financial Data Schedule.  [1]

28.-98.        Not applicable.

99.            Description  of capital  stock.  Incorporated  by reference  from exhibit 99 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997. [4]

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