Form 10-Q
period 1998-03-31
WILLAMETTE INDUSTRIES INC
filed 1998-04-23
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                 March 31, 1998
                                 --------------

                         Commission File Number 1-12545
                                                -------


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

Registrant's telephone number, including area code (503) 227-5581
                                                  ------------------------------

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

Common  Stock,  50 cent par value:     111,390,695 at March 31, 1998.
                                   ----------------------------------

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(amounts, except per share amounts, in thousands)                         ITEM 1

                                                          March 31, December 31,
                           ASSETS                           1998         1997
                           ------                         ---------  -----------
Current assets:
  Cash                                                 $     30,241       27,600
  Accounts receivable, less allowance
    for doubtful accounts of $4,577 and $4,571              329,209      307,002
  Inventories (Note 2)                                      405,550      394,595
  Prepaid expenses and timber deposits                       48,892       36,991

          Total current assets                              813,892      766,188

Timber, timberlands and related facilities, net           1,386,061    1,396,946

Property, plant and equipment, at cost less
  accumulated depreciation of $2,099,233 and $2,018,206   2,609,892    2,566,291

Other assets                                                 84,996       81,630
                                                             ------       ------

                                                       $  4,894,841    4,811,055
                                                          =========    =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Current installments on long-term debt (Note 3)      $    121,558       17,897
  Notes payable                                              52,000       64,000
  Accounts payable, includes book overdrafts
    of $45,213 and $49,421                                  187,148      216,914
  Accrued expenses                                          165,218      155,453
  Accrued income taxes                                        7,927        3,831

         Total current liabilities                          533,851      458,095

Deferred income taxes                                       401,558      402,896

Other liabilities                                            40,038       39,583

Long-term debt, net of current installments (Note 3)      1,919,563    1,916,001

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000 shares.                                  -             -
  Common stock, $.50 par value. Authorized 150,000
    shares; issued 111,391 and 111,350 shares.               55,695       55,675
  Capital surplus                                           295,826      294,760
  Retained earnings                                       1,648,310    1,644,045
                                                          ---------    ---------

         Total stockholders' equity                       1,999,831    1,994,480
                                                          ---------    ---------

                                                      $   4,894,841    4,811,055
                                                          =========    =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(amounts, except per share amounts, in thousands)                         ITEM 1


                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      1998             1997
                                                 ------------   ---------------

Net sales                                        $    900,075      855,192

Cost of sales                                         775,823      745,896
                                                  -----------   ----------


  Gross profit                                        124,252      109,296

Selling and administrative expenses                    62,741       59,633
                                                  -----------   ----------

  Operating earnings                                   61,511       49,663

Other income                                            2,773          686
                                                  -----------   ----------
                                                       64,284       50,349

Interest expense                                       30,572       29,143
                                                  -----------   ----------


  Earnings before provision for income taxes           33,712       21,206

Provision for income taxes                             11,631        7,889
                                                  -----------   ----------

  Net earnings                                   $     22,081       13,317
                                                  ===========   ==========


Per share information: (1)
  Basic earnings per share                       $       0.20         0.12
                                                 ============   ==========
  Diluted earnings per share                     $       0.20         0.12
                                                 ============   ==========

  Dividends                                      $       0.16         0.16
                                                 ============   ==========

Weighted average shares outstanding:
   Basic                                              111,362      110,728
                                                      =======      =======
   Diluted (2)                                        111,915      111,298
                                                      =======      =======

(1) Per share earnings are based upon the weighted average number of shares outstanding.

(2) Weighted average shares outstanding (diluted) are calculated using the treasury stock method assuming all stock options are exercised.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(dollar amounts in thousands)                                             ITEM 1

                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                      1998             1997
                                                 ------------     -------------
Cash flows from operating activities:
  Net earnings                                      $  22,081         13,317
  Adjustments to reconcile net earnings
     to net cash from operating activities:
      Depreciation                                     68,764         65,500
      Cost of fee timber harvested                     12,195         12,459
      Other amortization                                4,836          4,392
      Increase in deferred income taxes                 5,816          4,767

  Changes in working capital items:
      Accounts receivable                             (20,471)       (11,013)
      Inventories                                      (9,098)        (4,578)
      Prepaid expenses and timber deposits            (11,770)         1,773
         Accounts payable and accrued expenses        (27,122)       (23,563)
      Accrued income taxes                              4,096          1,894
                                                     --------     ----------
  Net cash from operating activities                   49,327         64,948
                                                     ========     ==========

Cash flows from investing activities:
      Proceeds from sale of equipment                      64          -
      Expenditures for property, plant and equipment  (93,770)       (90,603)
      Expenditures for timber and timberlands          (2,393)        (1,817)
      Expenditures for roads and reforestation         (3,101)        (3,261)
         Assets held for sale                             -           59,526
      Other                                           (20,082)         1,622
                                                     --------     ----------
  Net cash from investing activities                 (119,282)       (34,533)
                                                     ========     ==========

Cash flows from financing activities:
      Net change in operating lines of credit          90,050         51,094
      Debt borrowing                                     -               210
      Proceeds from sale of common stock                1,072            552
      Cash dividends paid                             (17,816)       (17,713)
      Payment on debt                                    (710)       (51,830)
                                                     --------     ----------
  Net cash from financing activities                   72,596        (17,687)
                                                     ========     ==========

Net change in cash                                      2,641         12,728

Cash at beginning of period                            27,600         22,222
                                                     --------     ----------

Cash at end of period                               $  30,241         34,950
                                                     ========     ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)            $  39,248         34,963
                                                     ========     ==========

    Income taxes                                    $   1,718          1,228
                                                     ========     ==========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2   The components of inventories are as follows (thousands of dollars):

                                 March 31,      December 31,
                                    1998           1997
                                ---------       ---------

         Finished product      $  137,778        118,046
         Work in progress           6,571          7,404
         Raw material             178,491        187,912
         Supplies                  82,710         81,233
                                ---------       --------
                               $  405,550        394,595
                                =========       ========

Note 3 In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018.
         The proceeds were used to replace $144.5 million in notes maturing in 1998 and reduce other bank borrowings.

Note 4 Certain items previously reported have been reclassified to conform with the 1998 presentation.


         Other  notes  have  been  omitted   pursuant  to  Rule  10-01(a)(5)  of
         Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 1998



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

                              SEGMENT INFORMATION
                              -------------------

                                    Three Months Ended March 31,
                                       1998              1997
                                    ----------      -----------
Sales:
   Paper Group                      $  606,424          536,276
   Building Materials Group            293,651          318,916
                                     ---------      -----------
                                    $  900,075          855,192
                                    ==========      ===========

Operating Earnings:
   Paper Group                      $   59,418           32,110
   Building Materials Group             13,549           27,487
   Corporate                           (11,456)          (9,934)
                                     ---------      -----------
                                    $   61,511           49,663
                                    ==========      ===========

                             RESULTS OF OPERATIONS
                             ---------------------
                     1st Quarter 1998 vs. 1st Quarter 1997
                     -------------------------------------

Consolidated net sales increased 5.2% in the first quarter of 1998 compared with the first quarter of 1997, as increases in paper product sales outpaced decreases in building materials sales. Earnings positively reflected the climbing sales as consolidated operating earnings increased 23.9% over the prior year.

Total paper product sales increased 13.1% in the first quarter of 1998 over 1997 due to a blend of price and volume increases. Sales prices increased in all product lines, except hardwood market pulp which slightly decreased. Unbleached products showed corrugated container prices increasing 6.4% and grocery bag prices remaining stable compared to the first quarter of 1997. Prices were also up for the bleached product lines as prices increased 2.0% for continuous forms and 13.2% for cut sheets.

In addition to increased prices, unit shipments increased in the first quarter of 1998 over the first quarter of 1997. For unbleached products, unit shipments of corrugated containers were up 11.0% over the prior year, while grocery bag volume declined by 8.6%. The corrugated container increase was primarily due to the 1997 addition of our box plant in Plant City, Florida and our sheet plant in Portland, Oregon, both of which came on line in the first half of 1997. Unit shipments for bleached products showed increases of 8.7% for cut sheets and 9.3% for hardwood market pulp, while continuous forms decreased by 10.8%. The increased cut sheet volume is the result of building internal converting capacity in preparation for the new Kentucky paper machine, scheduled to commence operations late in the second quarter. Our new Brownsville, Tennessee cut sheet plant came on line in February 1998.

As a result of increases in prices and volume, paper group operating earnings increased 85.0% in the first quarter of 1998 compared to the prior period. Partially offsetting the favorable price variance was a 6.5% increase in old corrugated container (OCC) costs and a 10.6% increase in chip costs from the first quarter of 1997.

Building materials sales price decreases exceeded unit shipment volume increases, resulting in a 7.9% sales decrease and an operating earnings decrease of 50.7% in the first quarter of 1998. While plywood prices increased 1.2% over 1997 and oriented strand board ("OSB") prices increased 19.9%, showing strength for the fourth consecutive quarter, other product lines experienced price declines over the first quarter of 1997. Lumber prices decreased 15.7%, particleboard 7.1%, medium density fiberboard ("MDF") 6.8% and export log prices decreased 28.4% from the first quarter of 1997. The difficulties in the economies of the Southwest Pacific and continued pressure from supply and demand imbalances have kept prices depressed for all these products since late in the second quarter of 1997.

While the soft markets have put downward pressure on prices, unit shipments have provided some relief. Lumber unit shipments increased 10.7% over the first quarter of 1997 as gains were realized from capital project completions. Structural panels and composite board showed mixed results as plywood unit shipments decreased 10.0% and OSB decreased 13.9%, while particleboard increased 2.3% and MDF increased 13.0%. The decrease in plywood unit shipments was primarily related to a plant closure which occurred in July 1997 at our Taylor, Louisiana plant. The MDF increase is a result of expansion from capital projects and the acquisition of a new facility in Morcenx, France in March 1998.

Selling and administrative expenses increased $3.1 million or 5.2% in the first quarter mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales remained stable at 7.0% for the first quarter of 1998 compared to the same period in 1997.

Interest expense was $30.6 million in the first quarter of 1998 compared with $29.1 million in the prior year. Interest expense increased due to increased outstanding debt for the three months ended March 31, 1998, and an increase in the Company's effective interest rate on average outstanding debt from 6.98% for the first quarter of 1997 to 7.04% for the same period in 1998. Capitalized interest increased from $3.5 million in the first quarter of 1997 to $5.6 million in 1998.

                    Financial Condition as of March 31, 1998
                    ----------------------------------------

For the first three months of 1998, cash flows from operating activities were $49.3 million, representing a decrease of 24.1% from the first quarter of 1997. The decrease was primarily attributable to changes in working capital items, which more than offset increased earnings. Net working capital decreased to $280.0 million at March 31, 1998 compared to $308.1 at December 31, 1997. The total debt to capital ratio slightly increased to 51.1% at March 31, 1998 from 50.0% at December 31, 1997.

The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements, the $300.0 million balance of a shelf registration statement filed in August 1997 covering potential issuances of debt and equity securities, and the unused portion of the revolving loan available under a Credit Agreement.

On April 21, 1998, the Board of Directors of the Company voted to pay a quarterly cash dividend of $0.16 share in the second quarter of 1998; however, there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition.

In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. The proceeds were used to replace $144.5 million in notes maturing in 1998 and reduce other bank borrowings.

                           Forward-looking statements
                           --------------------------

Statements contained in this report that are not historical in nature, including without limitation the discussion of the adequacy of the Company's liquidity resources and the impact of environmental regulations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
No disclosure required under this item.

                                                                       FORM 10-Q
                                                                         PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual meeting of the Company's shareholders was held April 21, 1998.

The following directors were elected at the annual meeting for terms of office expiring in the indicated year by the vote indicated below:

                          Expiration                             Abstentions and
                           of Term       For        Withheld    Broker Non-votes
                           -------   -----------    --------    ----------------

Kenneth W.Hergenhan         2001     101,105,593    1,162,909          0
Robert M. Smelick           2001     101,108,308    1,160,194          0
Benjamin R. Whiteley        2001     101,096,877    1,171,625          0

The following individuals continue to serve as  directors:

                                        Expiration
                                          of Term
                                          -------
          C. W.  Knodell                   1999
          G. Joseph  Prendergast           1999
          William  Swindells               1999
          Gerard K. Drummond               2000
          Paul  N.  McCracken              2000
          Stuart  J.  Shelk,  Jr.          2000
          Samuel  C. Wheeler               2000

Item 5. Other Information
-------------------------

The registrant has received indications that it should expect to receive notice of alleged violations of the Clean Air Act relating to its building products operations. The United States Environmental Protection Agency (the "EPA") has sent the registrant requests for information under Section 114 of the Clean Air Act with questions concerning compliance with environmental regulations. The registrant is one of several forest products companies to be reviewed under an initiative of the EPA with respect to the wood products industry. Previous investigations of other companies have resulted in notices of violations and it can be anticipated that the registrant will similarly receive notice of violations.

The EPA has requested information for a period covering 22 years and relating to a variety of matters. The requests are focused on compliance with regulations under the Prevention of Significant Deterioration Program under the Clean Air Act and relate to 19 of the registrant's plants, three of which have been closed.

A number of the requests for information relate to matters which the registrant believes have been resolved with state regulators, while others relate to documentation or permitting for facilities which the registrant believes to be in compliance with applicable regulations. The registrant intends to investigate thoroughly any alleged violations and continue to work with regulatory agencies to resolve any issues which may be raised.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits
              --------

              Exhibit No.               Exhibit
              -----------               -------

                  12                    Computation of
                                        Ratio of Earnings
                                        to Fixed Charges.

                  27.1                  Financial Data Schedule for 1998
                                        first quarter.

                  27.2                  Amended  and  Restated  Financial
                                        Data   Schedules  for  the  year  ended
                                        December 31, 1995 and 1996 and quarters
                                        ended March 31,  June 30 and  September
                                        30, 1996.

                  27.3                  Amended and Restated Financial
                                        Data   Schedules  for  the  year  ended
                                        December  31,  1997  and  the  quarters
                                        ended March 31,  June 30 and  September
                                        30, 1997.

         (b)  Reports on Form 8-K
              -------------------

               One report on Form 8-K was filed during the quarter for which this report was filed, as previously reported in the registrant's 1997 Form 10-K report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILLAMETTE INDUSTRIES, INC.

                                    By     /s/ J. A. Parsons
                                          ----------------------------
                                              J. A. Parsons
                                              Executive Vice President
                                              (Principal Financial Officer)

Date:  April 23, 1998