Form 10-Q
period 1998-06-30
WILLAMETTE INDUSTRIES INC
filed 1998-07-31
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  June 30, 1998

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

                                   Yes  x         No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 111,432,555 at June 30, 1998.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                  ITEM 1

                                                                  JUNE 30,    DECEMBER 31,
                           ASSETS                                  1998            1997
                           ------                                ---------      ---------

Current assets:
  Cash                                                       $      21,855         27,600
  Accounts receivable, less allowance
    for doubtful accounts of $4,747 and $4,571                     340,367        307,002
  Inventories (Note 2)                                             380,114        394,595
  Prepaid expenses and timber deposits                              51,071         36,991
                                                                 ---------      ---------

         Total current assets                                      793,407        766,188

Timber, timberlands and related facilities, net                  1,375,278      1,396,946

Property, plant and equipment, at cost less
  accumulated depreciation of $2,165,784 and $2,018,206          2,653,129      2,566,291

Other assets                                                        86,197         81,630
                                                                 ---------      ---------

                                                             $   4,908,011      4,811,055
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Current installments on long-term debt (Note 3)            $      20,514         17,897
  Notes payable                                                    153,200         64,000
  Accounts payable, includes book overdrafts
    of $45,984 and $49,421                                         185,072        216,914
  Accrued expenses                                                 175,368        155,453
  Accrued income taxes                                               1,952          3,831
                                                                 ---------      ---------

         Total current liabilities                                 536,106        458,095

Deferred income taxes                                              403,379        402,896

Other liabilities                                                   42,948         39,583

Long-term debt, net of current installments (Note 3)             1,918,886      1,916,001

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000 shares.                                             -              -
  Common stock, $.50 par value. Authorized 150,000
    shares; issued 111,433 and 111,350 shares.                      55,716         55,675
  Capital surplus                                                  296,480        294,760
  Retained earnings                                              1,654,496      1,644,045
                                                                 ---------      ---------

         Total stockholders' equity                              2,006,692      1,994,480
                                                                 ---------      ---------

                                                             $   4,908,011      4,811,055
                                                                 =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                  ITEM 1



                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,                JUNE 30,
                                              --------------------    --------------------
                                                 1998       1997         1998       1997
                                              ---------  ---------    ---------  ---------

Net sales                                    $  946,390    879,348   $1,846,465  1,734,540

Cost of sales                                   817,443    760,533    1,593,266  1,506,429
                                              ---------  ---------    ---------  ---------

  Gross profit                                  128,947    118,815      253,199    228,111

Selling and administrative expenses              63,414     61,227      126,155    120,860
                                              ---------  ---------    ---------  ---------

  Operating earnings                             65,533     57,588      127,044    107,251

Other income                                        (19)       104        2,754        790
                                              ---------  ---------    ---------  ---------
                                                 65,514     57,692      129,798    108,041

Interest expense                                 30,427     29,429       60,999     58,572
                                              ---------  ---------    ---------  ---------

  Earnings before provision for income taxes     35,087     28,263       68,799     49,469

Provision for income taxes                       11,073     10,513       22,704     18,402
                                              ---------  ---------    ---------  ---------

  Net earnings                               $   24,014     17,750   $   46,095     31,067
                                              =========  =========    =========  =========

Per share information (1):
  Basic earnings per share                   $     0.21       0.16   $     0.41       0.28
                                              =========  =========    =========  =========
  Diluted earnings per share                 $     0.21       0.16   $     0.41       0.28
                                              =========  =========    =========  =========

  Dividends                                  $     0.16       0.16   $     0.32       0.32
                                              =========  =========    =========  =========

Weighted average shares outstanding:
   Basic                                        111,417    110,835      111,390    110,781
                                              =========  =========    =========  =========
   Diluted (2)                                  112,050    111,569      112,027    111,339
                                              =========  =========    =========  =========

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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                ------------------------
                                                                   1998          1997
                                                                ---------     ----------
Cash flows from operating activities:
  Net earnings                                              $      46,095         31,067
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                139,106        132,258
      Cost of fee timber harvested                                 24,902         25,445
      Other amortization                                            9,738          8,926
      Increase in deferred income taxes                             6,564          8,972

  Changes in working capital items:
      Accounts receivable                                         (29,867)       (24,337)
      Inventories                                                  17,067          2,595
      Prepaid expenses and timber deposits                        (13,439)        (4,083)
         Accounts payable and accrued expenses                    (22,379)            51
      Accrued income taxes                                         (1,879)       (10,964)
                                                                ---------     ----------
  Net cash from operating activities                              175,908        169,930
                                                                ---------     ----------

Cash flows from investing activities:
      Proceeds from sale of equipment                               1,851            372
      Expenditures for property, plant and equipment             (204,024)      (230,248)
      Expenditures for timber and timberlands                      (5,769)        (4,412)
      Expenditures for roads and reforestation                     (6,027)        (5,946)
         Assets held for sale                                           -        102,499
      Other                                                       (21,366)         3,061
                                                                ---------     ----------
  Net cash from investing activities                             (235,335)      (134,674)
                                                                ---------     ----------

Cash flows from financing activities:
      Net change in operating lines of credit                      88,550         16,162
      Debt borrowing                                                  206        100,211
      Proceeds from sale of common stock                            2,126          7,709
      Cash dividends paid                                         (35,644)       (35,438)
      Payment on debt                                              (1,556)      (102,277)
                                                                ---------     ----------
  Net cash from financing activities                               53,682        (13,633)
                                                                ---------     ----------

Net change in cash                                                 (5,745)        21,623

Cash at beginning of period                                        27,600         22,222
                                                                ---------     ----------

Cash at end of period                                       $      21,855         43,845
                                                                =========     ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $      58,744         57,056
                                                                =========     ==========

    Income taxes                                            $      16,123         20,394
                                                                =========     ==========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):

                                         June 30,       December 31,
                                           1998           1997
                                         --------       --------

           Finished product            $  127,266        118,046
           Work in progress                 7,601          7,404
           Raw material                   160,588        187,912
           Supplies                        84,659         81,233
                                         --------       --------

                                       $  380,114        394,595
                                         ========       ========

Note 3          In January 1998, the Company issued $200.0 million in debentures
                - $100.0  million at 6.45% due 2005 and  $100.0  million at 7.0%
                due 2018. In June 1998, the Company issued $34.7 million of medium- term notes with interest rates ranging from 6.45% to 6.60% and maturities ranging from 11 to 15 years. The proceeds from these issuances were used to replace notes and other bank borrowings of the Company.

Note 4 Certain items previously reported have been reclassified to conform with the 1998 presentation.




                Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 1998



The Company's two basic businesses, paper products and building materials, are affected by changes in general economic conditions. Paper product sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. Both industry segments are also influenced by global economic factors of supply and demand. In addition, both industry segments use wood fiber as the basic raw material. The cost of wood fiber is sensitive to various supply and demand factors, including environmental issues affecting supply.

                                           SEGMENT INFORMATION
                                           -------------------

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                ----------------------  ----------------------

                                                   1998        1997        1998        1997
                                                ----------  ----------  ----------  ----------

         Sales:
            Paper Group                         $  625,974     537,487   1,232,398   1,073,763
            Building Materials Group               320,416     341,861     614,067     660,777
                                                ----------  ----------  ----------  ----------
                                                $  946,390     879,348   1,846,465   1,734,540
                                                ==========  ==========  ==========  ==========

         Operating Earnings:
            Paper Group                         $   58,623      24,467     118,041      56,577
            Building Materials Group                17,237      43,681      30,786      71,168
            Corporate                              (10,327)    (10,560)    (21,783)    (20,494)
                                                ----------  ----------  ----------  ----------
                                                $   65,533      57,588     127,044     107,251
                                                ==========  ==========  ==========  ==========

                              RESULTS OF OPERATIONS
                              ---------------------
                      2nd Quarter 1998 vs. 2nd Quarter 1997
                      -------------------------------------

Consolidated net sales increased 7.6% in the second quarter of 1998 compared with the second quarter of 1997, as increases in paper product sales outpaced decreases in building materials sales. Earnings positively reflected the climbing paper group sales as consolidated operating earnings increased 13.8% over the prior year.

Total paper product sales increased 16.5% in the second quarter of 1998 over 1997 as sales prices increased in most product lines. For unbleached products, corrugated container prices increased 11.5% while grocery bag prices increased 8.4% compared to the prior year. Positive results were also achieved for the bleached product lines as prices increased 5.7% for continuous forms and 11.6% for cut sheets, while hardwood market pulp prices remained stable with the prior year.

Unit shipment fluctuations were mixed in the second quarter of 1998 when compared to the second quarter of 1997. For unbleached products, unit shipments of corrugated containers were up 11.5% over the prior year, while grocery bag volume declined by 10.0%. The corrugated container increase was primarily due to the 1997 addition of our box plant in Plant City, Florida and our sheet plant in Portland, Oregon, both of which came on line in the first half of 1997. With respect to bleached products, unit shipments increased 6.8% for cut sheets while unit shipments decreased 3.9% for hardwood market pulp and 6.6% for continuous forms. The increased cut sheet volume is the result of building converting capacity in preparation for the new Kentucky paper machine, which successfully came on line at the end of the second quarter. The increased converting capacity was also aided by the startup of our new Brownsville, Tennessee cutsheet plant which came on line in February 1998.

In addition to price and volume changes, raw material costs also impacted earnings as old corrugated container (OCC) costs decreased 4.0% while chip costs increased 12.6% from the second quarter of 1997. Overall, paper group operating earnings increased 139.6% in the second quarter of 1998 from the comparable period in the prior year.

Building materials sales decreased 6.3% in the second quarter of 1998, as sales price declines more than offset increases in unit shipment volumes. Prices declined in most product lines in the second quarter with lumber being the hardest hit, showing a decrease of 24.5% from the second quarter of 1997. Other price decreases included 5.6% for particleboard, 1.6% for plywood, 2.3% for medium density fiberboard (MDF) and 17.2% for log exports compared to the second quarter of 1997. The difficulties in the Asian economies and continued pressure from supply and demand imbalances have kept prices depressed for all these products since late in the second quarter of 1997. The bright spot for building materials was in oriented strand board (OSB), which experienced a price increase of 37.0% over the prior year.

While building materials prices have continued to decline, unit shipment volumes have remained strong. Lumber unit shipments increased 21.8% over the second quarter of 1997 as gains were realized from capital project completions. Composite board products also realized unit shipment gains as particleboard increased 3.9% and MDF increased 18.5% over volumes achieved in 1997. MDF unit shipments increased as a result of expansion from capital projects and the acquisition of a new facility in Morcenx, France in March 1998. Structural panel volumes were mixed as OSB increased 4.2% while plywood decreased 23.2% from the prior year. The decrease in plywood unit shipments was primarily related to a plant closure which occurred in July 1997 at our Taylor, Louisiana plant, and a halt in production at our Zwolle, Louisiana plant due to a fire that closed the facility early in the second quarter of 1998. The plant is being renovated and is expected to start up operations again in August 1998. The Company also closed an Oregon laminated beam plant during the second quarter due to poor markets in Japan.

While unit volumes provided some relief, they were not strong enough to offset the continuous decline in prices. As a result, operating earnings for the building materials group decreased 60.5% in the second quarter compared to the prior year.

Selling and administrative expenses increased $2.2 million or 3.6% in the second quarter mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales was 6.7% for the second quarter of 1998 compared to 7.0% for the same period in 1997.

Interest expense was $30.4 million in the second quarter of 1998 compared with $29.4 million in the prior year. Interest expense increased between periods as outstanding debt slightly increased from 1997 to 1998, while the Company's effective interest rate on average outstanding debt remained steady at 7.1% for the second quarter of 1998 and 1997. Capitalized interest increased to $6.5 million in the second quarter of 1998 from $4.4 million in 1997.

                              RESULTS OF OPERATIONS
                              ---------------------
                       Six Months ended June 30, 1998 vs.
                       ----------------------------------
                         Six Months ended June 30, 1997
                         ------------------------------


Consolidated net sales increased 6.5% and operating earnings increased 18.5% for the first six months of 1998 due to stronger performance from the paper group operations.

Total paper product sales increased 14.8% over the first six months of 1997 due to a mix of price and volume increases in most product lines. Sales prices increased in all product lines except hardwood market pulp, which slightly decreased from the first six months of 1997. In addition, unit shipment volumes increased in all product lines, except for paper bags and continuous forms, for the first half of 1998 compared to the same period in the prior year. The increase in unit shipments was primarily the result of opening new facilities and building converting capacity for the new Kentucky paper machine which successfully started up at the end of the second quarter. Increased prices and unit shipment volumes positively impacted results as operating earnings increased 108.6% from 1997.

Building materials sales decreased 7.1% from the first six months of 1997 primarily due to the continued price erosion which began late in the second quarter of 1997. Sales prices were down in all product lines, except for OSB which increased 29.4% over the prior year. Prices were down dramatically for lumber, which decreased 20.4% from the first six months of 1997. While prices were down, unit shipment volumes were up nicely for the first half of 1998 for lumber, MDF and particleboard due to completion of capital projects and acquisitions. Plywood unit shipment volumes decreased due to a plant closure and down time due to a fire at another plywood facility. As a result, building materials operating earnings decreased 56.7% for the first six months of 1998 compared to the prior year.

Selling and administrative expenses increased $5.3 million or 4.4% primarily due to expansion of Company operations. The ratio of selling and administrative expenses to net sales decreased to 6.8% for the first six months of 1998 from 7.0% for the same period in 1997.

Interest expense was $61.0 million for the first six months of 1998 compared with $58.6 million for the first six months of 1997. The increase is attributable to increased average debt outstanding and a slight increase in the Company's effective interest rate from 7.04% for the first six months of 1997 to 7.06% for 1998. Capitalized interest increased to $12.1 million for the first half of 1998 from $7.9 million in 1997 due primarily to the capital expansion at Hawesville, Kentucky.

                     Financial Condition as of June 30, 1998
                     ---------------------------------------

For the first six months of 1998, cash flows from operating activities were $175.9 million, representing an increase of 3.5% from the same period in 1997. The increase was primarily attributable to increased earnings and depreciation as well as reductions in inventories. Net working capital decreased 16.5% to $257.3 million at June 30, 1998 compared to $308.1 million at December 31, 1997. The total debt to capital ratio increased to 51.0% at June 30, 1998 from 50.0% at December 31, 1997.

In June 1998, the Company issued $34.7 million of medium-term notes with interest rates ranging from 6.45% to 6.60% and maturities ranging from 11 to 15 years. In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. The proceeds from these issuances were used to replace notes maturing in 1998 and reduce other bank borrowings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

No disclosure is required under this item.

                                                                       FORM 10-Q
                                                                         PART II


                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

         The discussion regarding a Notice of Violation received by the Company from the Environmental Protection Agency contained under Item 5 of the Company's Current Report on Form 8-K dated May 7, 1998, is incorporated by reference under this item.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)  Exhibits
              --------

              Exhibit No.               Exhibit
              -----------               -------

                 12                    Computation of
                                       Ratio of Earnings
                                       to Fixed Charges.

                 27 Financial Data Schedule for six-month period ended June 30, 1998.

        (b)  Reports on Form 8-K
             -------------------

             On May 13, 1998, the Company filed a report on Form 8-K reporting under Item 5 the receipt of a Notice of Violation from the Environmental Protection Agency and under Item 7 agreements relating to the issuance of notes under a medium-term note program.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WILLAMETTE INDUSTRIES, INC.



                                         By /s/ J. A. Parsons
                                            J. A. Parsons
                                            Executive Vice President
                                            (Principal Financial Officer)

Date:  July 30, 1998