Form 10-Q
period 1998-09-30
WILLAMETTE INDUSTRIES INC
filed 1998-11-05
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                               September 30, 1998
                               ------------------

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



Registrant's telephone number, including area code (503) 227-5581
                                                   -----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  x         No
                                              -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 110,968,148 at October 31, 1998.
       --------------------------------

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1

                                                               SEPTEMBER 30,  DECEMBER 31,
                           ASSETS                                  1998            1997
                           ------                                ---------      ----------

Current assets:
  Cash                                                       $      32,175         27,600
  Accounts receivable, less allowance
    for doubtful accounts of $4,752 and $4,571                     346,820        307,002
  Inventories (Note 2)                                             397,939        394,595
  Prepaid expenses and timber deposits                              52,984         36,991
                                                                 ---------      ---------

         Total current assets                                      829,918        766,188

Timber, timberlands and related facilities, net                  1,356,124      1,396,946

Property, plant and equipment, at cost less
  accumulated depreciation of $2,229,523 and $2,018,206          2,674,449      2,566,291

Other assets                                                        85,991         81,630
                                                                 ---------      ---------

                                                             $   4,946,482      4,811,055
                                                                 =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------


Current liabilities:
  Current installments on long-term debt (Note 3)            $      12,720         17,897
  Notes payable                                                    174,700         64,000
  Accounts payable, includes book overdrafts
    of $51,088 and $49,421                                         177,024        206,463
  Accrued expenses                                                 183,772        165,904
  Accrued income taxes                                               5,174          3,831
                                                                 ---------      ---------

         Total current liabilities                                 553,390        458,095

Deferred income taxes                                              412,161        402,896

Other liabilities                                                   42,611         39,583

Long-term debt, net of current installments (Note 3)             1,919,208      1,916,001

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000 shares.                                          -              -
  Common stock, $.50 par value. Authorized 150,000
    shares; issued 111,186 and 111,350 shares.                      55,593         55,675
  Capital surplus                                                  291,117        294,760
  Retained earnings                                              1,672,402      1,644,045
                                                                 ---------      ---------

         Total stockholders' equity                              2,019,112      1,994,480
                                                                 ---------      ---------

                                                             $   4,946,482      4,811,055
                                                                 =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1



                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                             -------------------      --------------------
                                               1998       1997         1998         1997
                                             ---------  ---------     ---------   --------

Net sales                                    $  956,794    888,795   $2,803,259  2,623,335

Cost of sales                                   805,486    766,127    2,398,752  2,272,556
                                              ---------  ---------    ---------  ---------

  Gross profit                                  151,308    122,668      404,507    350,779

Selling and administrative expenses              62,771     61,073      188,926    181,933
                                              ---------  ---------    ---------  ---------

  Operating earnings                             88,537     61,595      215,581    168,846

Other income                                      1,751      1,039        4,505      1,829
                                              ---------  ---------    ---------  ---------
                                                 90,288     62,634      220,086    170,675

Interest expense                                 36,953     29,676       97,952     88,248
                                              ---------  ---------    ---------  ---------

  Earnings before provision for income taxes     53,335     32,958      122,134     82,427

Provision for income taxes                       17,600     12,261       40,304     30,663
                                              ---------  ----------   ---------  ---------

  Net earnings                               $   35,735     20,697   $   81,830     51,764
                                              =========  =========    =========  =========


Per share information (1):
  Basic earnings per share                   $     0.32       0.19   $     0.73       0.47
                                              =========  =========    =========  =========
  Diluted earnings per share                 $     0.32       0.18   $     0.73       0.46
                                              =========  =========    =========  =========

  Dividends                                  $     0.16       0.16   $     0.48       0.48
                                              =========  =========    =========  =========

Weighted average shares outstanding:
   Basic                                        111,399    111,101      111,393    110,889
                                                =======    =======      =======    =======
   Diluted (2)                                  111,696    111,916      111,877    111,600
                                                =======    =======      =======    =======

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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                   1998          1997
                                                                ---------     ----------
Cash flows from operating activities:
  Net earnings                                              $      81,830         51,764
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                                217,046        198,621
      Cost of fee timber harvested                                 42,447         40,597
      Other amortization                                           14,823         13,647
      Increase in deferred income taxes                            15,346         13,876

  Changes in working capital items:
      Accounts receivable                                         (36,320)       (31,578)
      Inventories                                                    (758)       (11,191)
      Prepaid expenses and timber deposits                        (15,352)          (635)
      Accounts payable and accrued expenses                       (22,462)        (7,246)
      Accrued income taxes                                          1,343         (6,315)
                                                                ---------     ----------
  Net cash from operating activities                              297,943        261,540
                                                                ---------     ----------

Cash flows from investing activities:
      Proceeds from sale of equipment                               2,851          2,460
      Expenditures for property, plant and equipment             (303,735)      (361,990)
      Expenditures for timber and timberlands                      (2,699)        (5,978)
      Expenditures for roads and reforestation                    (12,255)       (10,898)
      Assets held for sale                                            -          102,231
      Other                                                       (21,517)         4,554
                                                                ---------     ----------
  Net cash from investing activities                             (337,355)      (269,621)
                                                                ---------     ----------

Cash flows from financing activities:
      Net change in operating lines of credit                     109,627         17,191
      Debt borrowing                                                  206        150,211
      Proceeds from sale of common stock                            2,748         12,216
      Repurchased common stock                                     (6,516)          -
      Cash dividends paid                                         (53,473)       (53,217)
      Payment on debt                                              (8,605)      (112,273)
                                                                ---------     ----------
  Net cash from financing activities                               43,987         14,128
                                                                ---------     ----------

Net change in cash                                                  4,575          6,047

Cash at beginning of period                                        27,600         22,222
                                                                ---------     ----------

Cash at end of period                                       $      32,175         28,269
                                                                =========     ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $     106,579         91,247
                                                                =========     ==========

    Income taxes                                            $      21,585         23,102
                                                                =========     ==========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2                    The   components   of   inventories   are  as  follows
                          (thousands of dollars):

                                                 September 30,  December 31,
                                                     1998           1997
                                                   -------       --------

                          Finished product      $  127,210        118,046
                          Work in progress           8,107          7,404
                          Raw material             176,197        187,912
                          Supplies                  86,425         81,233
                                                  --------       --------

                                                $  397,939        394,595
                                                  ========       ========

Note 3 In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. In June 1998, the Company initiated a medium-term note program and has issued $100.2 million of notes as of September 30, 1998. The medium-term notes carry interest rates ranging from 6.45% to 6.60% and maturities ranging from 11 to 15 years. The proceeds from these issuances were used to replace notes and other bank borrowings of the Company.

Note 4                    Certain   items   previously    reported   have   been
                          reclassified to conform with the 1998 presentation.



                          Other  notes  have  been  omitted   pursuant  to  Rule
                          10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 1998



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


                                                   SEGMENT INFORMATION
                                                   -------------------

                                                   Three Months Ended           Nine Months Ended
                                                       September 30,             September 30,
                                                   -----------------------   ---------------------

                                                       1998        1997        1998        1997
                                                    ----------  ----------  ----------  ----------

         Sales:
            Paper Group                             $  628,420     577,083   1,860,818   1,650,846
            Building Materials Group                   328,374     311,712     942,441     972,489
                                                    ----------  ----------  ----------  ----------

                                                    $  956,794     888,795   2,803,259   2,623,335
                                                    ==========  ==========  ==========  ==========

         Operating Earnings:
            Paper Group                             $   65,248      40,867     183,289      97,444
            Building Materials Group                    34,216      30,616      65,002     101,784
            Corporate                                  (10,927)     (9,888)    (32,710)    (30,382)
                                                    ----------  ----------  ----------  ----------
                                                    $   88,537      61,595     215,581     168,846
                                                    ==========  ==========  ==========  ==========


                              RESULTS OF OPERATIONS
                              ---------------------
                      3rd Quarter 1998 vs. 3rd Quarter 1997
                      -------------------------------------

Consolidated net sales increased 7.7% in the third quarter of 1998 compared with the third quarter of 1997, as sales increased for both the paper group and building materials group. Consolidated operating earnings increased 43.7% over the third quarter of 1997, reflecting improved markets for the Company's unbleached paper products and unit shipment increases for both segments.

Paper group operating earnings were up 59.7% in the third quarter of 1998 from the comparable period in 1997. Total paper product sales increased 8.9% in the third quarter of 1998 over 1997 as average sales prices were greater for most product lines. For unbleached products, corrugated container prices were up 10.3% while grocery bag prices increased 10.4% compared to the prior year. Modest results were achieved for the bleached product lines as prices only slightly increased for continuous forms and cut sheets. Hardwood market pulp, however, continued to show its instability in 1998 as prices decreased 14.2% from the third quarter of the prior year. Prices for all products, while up on average over the third quarter of 1997, continued to struggle in 1998 due to supply and demand imbalances created from the difficulties occurring in the Asian economies. Raw material costs also affected earnings as old corrugated container (OCC) costs decreased 31.6% while chip costs increased 9.1% from the third quarter of 1997.

Unit shipment fluctuations were mixed in the third quarter of 1998 when compared to the third quarter of 1997. For unbleached products, unit shipments of corrugated containers were up 5.5% over the prior year, while grocery bag volume declined by 7.7%. The corrugated container increase was primarily due to the 1997 addition of our box plant in Plant City, Florida, the acquisition of an interest in a box plant in Mexico City in late 1997 and capital project completions. With respect to bleached products, unit shipments increased 12.5% for cut sheets and decreased 20.9% for hardwood market pulp and 6.3% for continuous forms. The increased cut sheet volume is the result of the start-up of our new Brownsville, Tennessee cut sheet plant which came on line in February 1998. The increased converting volume was aided by the new Kentucky paper machine ("K-2"), which successfully came on line at the end of the second quarter of 1998.

Operating earnings for the building materials group increased 11.8% in the third quarter compared to the prior year and building materials sales increased 5.3%. Unit shipment volumes were strong in the third quarter of 1998, as all product lines experienced increases except for plywood. Lumber unit shipments increased 35.2% over the third quarter of 1997 as gains were realized from capital project completions and the start-up of our new small-log sawmill in Taylor, Louisiana in August 1998. In addition, strong housing starts continued into the third quarter, which helped bolster lumber shipments. Composite board products also realized unit shipment gains as particleboard increased 7.0% and medium density fiberboard (MDF) increased 18.1% over volumes achieved in 1997. MDF unit shipments increased as a result of expansion from capital projects and the acquisition of a new facility in Morcenx, France in March 1998. Structural panel volumes were mixed as OSB increased 1.3% while plywood decreased 1.9% from the prior year. The decrease in plywood unit shipments was primarily related to a plant closure which occurred in July 1997 at our

Taylor, Louisiana plant, and a halt in production at our Zwolle, Louisiana plant due to a fire that closed the facility early in the second quarter of 1998. The Zwolle, Louisiana plant has been renovated and re-started operations in August 1998.

Prices for building materials products for the third quarter of 1998 had a mixed impact on earnings compared to 1997. The bright spot for building materials was the structural panel market. With the continued strength in housing starts, prices for oriented strand board (OSB) increased 82.1% and plywood increased 6.4% over the third quarter of 1997. Unfortunately, the difficulties in the Asian economies have continued to create supply and demand imbalances both internationally and domestically, and have kept prices depressed for lumber and composite board products since late in the second quarter of 1997. Lumber has shown the largest decline, decreasing 18.5% from the third quarter of 1997. Other price declines included 3.8% for particleboard, 1.4% for MDF and 8.4% for log exports compared to the same period in the prior year.

Selling and administrative expenses increased $1.7 million or 2.8% in the third quarter mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales was 6.6% for the third quarter of 1998 compared to 6.9% for the same period in 1997.

Interest expense was $37.0 million in the third quarter of 1998 compared with $29.7 million in the prior year. The increase in interest expense was driven by capital project completions, which resulted in a decrease in capitalized interest from $5.4 million in the third quarter of 1997 to $.4 million for the third quarter of 1998. The Company's effective interest rate on average outstanding debt remained steady at 7.1% for the third quarter of 1998 and 1997.


                              RESULTS OF OPERATIONS
                              ---------------------
                    Nine Months ended September 30, 1998 vs.
                    ----------------------------------------
                      Nine Months ended September 30, 1997
                      -----------------------------------

Consolidated net sales increased 6.9% and operating earnings increased 27.7% for the first nine months of 1998 due to stronger performance from the paper group operations.

Paper group operating earnings increased 88.1% and sales increased 12.7% over the first nine months of 1997. Sales prices increased in all product lines except hardwood market pulp, which decreased 5.8% from the first nine months of 1997. While average sales prices for the first nine months of 1998 have remained above 1997 levels, they have continued to decline throughout the year. Unit shipment volumes were up for unbleached products, except grocery bags, due to new start-ups and acquisitions that occurred in 1997. Bleached volumes were mixed as continuous forms and hardwood market pulp declined from the prior year. However, significant gains were achieved in cut sheets primarily due to the start-up of the new sheet plant in Brownsville in preparation for the start-up of K-2, which occurred late in the second quarter of 1998. Finally, raw material costs impacted earnings as OCC costs decreased 11.8% and chip costs increased 10.8% compared to 1997 levels.

Building materials sales decreased 3.1% from the first nine months of 1997 primarily due to the continued price erosion which began late in the second quarter of 1997. Sales prices were down in all product lines, except for OSB and plywood, which increased 48.8% and 2.1%, respectively, over the prior year. While prices were down, unit shipment volumes were up for the first nine months of 1998 for lumber, MDF and particleboard due to completion of capital projects, acquisitions and continued strong housing starts. Plywood unit shipments decreased in 1998 primarily due to the Taylor plant closure and down time taken at the Zwolle plant due to a fire. However, volume gains were not enough to offset the price erosion which resulted in building materials operating earnings decreasing 36.1% for the first nine months of 1998 compared to the prior year.

Selling and administrative expenses increased $7.0 million or 3.8% primarily due to expansion of Company operations. The ratio of selling and administrative expenses to net sales decreased to 6.7% for the first nine months of 1998 from 6.9% for the same period in 1997.

Interest expense was $98.0 million for the nine months ended September 30, 1998, compared with $88.2 million for the same period in 1997. The increase is attributable to an increase in average outstanding debt of $189.0 million for the first nine months of 1998 compared to the 1997 period. In addition, capitalized interest decreased to $12.5 million for the first nine months of 1998 from $13.3 million in 1997.

                  Financial Condition as of September 30, 1998
                  -------------------------------------------

For the first nine months of 1998, cash flows from operating activities were $297.9 million, representing an increase of 13.9% from the same period in 1997. The increase was primarily attributable to increased earnings and depreciation as well as reductions in inventories compared to the prior year. Net working capital decreased 10.3% to $276.5 million at September 30, 1998 compared to $308.1 million at December 31, 1997. The total debt to capital ratio increased to 51.1% at September 30, 1998 from 50.0% at December 31, 1997.

In January 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. In June 1998, the Company initiated a medium-term note program and had issued $100.2 million of notes as of September 30, 1998. The medium-term notes carry interest rates ranging from 6.45% to 6.60% and maturities ranging from 11 to 15 years. The proceeds from these issuances were used to replace notes maturing in 1998 and reduce other bank borrowings.

In September 1998, the Company announced its intention to sell 117,000 acres of timberland acquired with the Cavenham purchase in 1996. The timberland represents acreage in the state of Washington which is considered non-essential to the Company's long-term operating plans. The Company intends to pay down debt and repurchase up to $25.0 million of outstanding common stock with the proceeds of the transaction.

In August 1995, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's common stock. Since an initial purchase of 50,000 shares for $2.7 million, the Company had not re-entered the market until the third quarter of 1998. The Company reinitiated the program for up to $25.0 million and repurchased 252,600 shares of its common stock for $6.5 million in the third quarter of 1998.

The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a Credit Agreement.

                              YEAR 2000 COMPLIANCE
                              --------------------

In 1996, the Company began working to address the possible effects of Year 2000 non-compliance on its information, financial and manufacturing systems. These efforts include the assessment, development, modification and testing of these key systems. Many of the modifications necessary for Year 2000 compliance have been coordinated with other modifications made in the normal course of business. To date, the Company has spent $3.5 million on Year 2000 compliance and currently estimates that total spending will approximate $10.0 million. These costs are being expensed as incurred and are not expected to have a material impact on the Company's financial position.

As of September 30 1998, a majority of the Company's financial and information systems have been modified and tested for Year 2000 compliance, and all financial and information systems are expected to be compliant by the second quarter of 1999. In addition, the Company is nearing completion of the process of inventorying and assessing its primary manufacturing systems for Year 2000 compliance. To date, no significant issues have been identified with the Company's manufacturing systems and the Company expects to resolve any compliance issues with these systems by the second quarter of 1999.

Finally, the Company has been surveying its major vendors, suppliers and customers to assess the potential impact on its operations of these key third parties. This process includes obtaining a letter of certification as to their efforts associated with Year 2000 compliance. To date, no significant compliance issues have been identified with these third parties. The Company plans to continually update and evaluate compliance with these key third parties through 1999.

The most reasonably likely worst case scenario facing the Company is the occurrence of unscheduled down-time at its facilities resulting from internal system difficulties or third party failures that could have a significant adverse affect on the Company's earnings. While it is the Company's belief that all of its systems will be assessed and modified before January 1, 2000, there can be no guarantee that problems will not arise pertaining to Year 2000 compliance of these systems or that vendors, suppliers and customers will adequately address their Year 2000 compliance requirements. The Company is considering contingency plans relating to key third parties. These include identifying alternative suppliers and working with major customers that may be affected by Year 2000 issues.

                           Forward-Looking Statements
                           --------------------------

Statements contained in this report that are not historical in nature, including without limitation the discussion of the pending sale of timberlands and the resulting paydown of debt and repurchase of outstanding common stock, the adequacy of the Company's liquidity resources, the impact of environmental regulations and risks associated with the Year 2000 problem, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the Company, in addition to those included with the forward-looking statements, include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

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

                    27 Financial Data Schedule for nine-month period ended September 30, 1998.

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the quarter for which the report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WILLAMETTE INDUSTRIES, INC.



                        By    /s/J. A. Parsons
                              ---------------------------------------
                              J. A. Parsons
                              Executive Vice President
                              (Principal Financial Officer)

Date:  November 5, 1998