Form 10-K
period 1998-12-31
WILLAMETTE INDUSTRIES INC
filed 1999-03-09
CIK 107189

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 1-12545

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

                       $ 3,257,282,315 at January 31, 1999

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                                 Outstanding at January 31, 1999
         -----                                 -------------------------------
Common Stock, $.50 par value                          110,988,980 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant's definitive proxy statement for its 1999 annual meeting of shareholders are incorporated by reference into Part III hereof.

                              CROSS REFERENCE SHEET
        Showing Location in Definitive Proxy Statement of Items Required
                                  By Form 10-K


Item No.
-------
Caption         Form 10-K Caption               Definitive Proxy Statement
-------         -----------------               --------------------------

Item 10         Directors and Executive         Election of Directors
                 Officers of the Registrant     Section 16(a) Beneficial
                                                  Ownership Reporting Compliance

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

Item 12         Security Ownership of           Holders of Common Stock
                  Certain Beneficial
                  Owners and Management

Item 13         Certain Relationships and       Compensation Committee
                  Related Transactions            Interlocks and Insider
                                                  Participation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
Part I
------
Item 1.  Business............................................................1
         General.............................................................1
         Business Segment Information........................................1
         White Paper.........................................................1
         Brown Paper.........................................................2
         Building Materials..................................................2
         Timberlands.........................................................3
         Energy .............................................................3
         Employees...........................................................3
         Environmental Matters...............................................3
Item 2.  Properties..........................................................4
Item 3.  Legal Proceedings...................................................7
Item 4.  Submission of Matters to a Vote of Security Holders.................8
         Executive Officers of the Registrant................................9

Part II
-------
Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters................................10
Item 6.  Selected Financial Data............................................11
Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........19
Item 8.  Financial Statements and Supplementary Data........................19
Item 9.  Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure.............19

Part III
--------
Item 10. Directors and Executive Officers of the Registrant.................20
             (See Part I for Executive Officers of the Registrant)
Item 11. Executive Compensation.............................................20
Item 12. Security Ownership of Certain Beneficial
             Owners and Management..........................................20
Item 13. Certain Relationships and Related
             Transactions...................................................20

Part IV
-------
Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K........................................21
         Signatures.........................................................22
         Index to Consolidated Financial Statements.........................24
         Index to Exhibits..................................................41

                                     PART I

Item 1. Business

GENERAL

  Willamette Industries, Inc. (the "Company" or "Willamette") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Its stock has been publicly traded since 1968. Willamette is a diversified, integrated forest products company with 100 manufacturing facilities in 23 states, France, Ireland and Mexico.

  The Company's manufacturing facilities produce kraft linerboard, corrugating medium, bag paper, paper bags, corrugated containers, hardwood market pulp, fine paper, specialty printing papers, business forms, cut sheet paper, inks, lumber, plywood, particleboard, medium density fiberboard, oriented strand board, laminated beams, laminated veneer lumber, I-joists and other value-added wood products. We own or manage 1,729,000 acres of timberland in the United States and employ approximately 14,000 people.

  We are a medium-sized firm in a very competitive industry consisting of thousands of companies, some larger and more diversified, others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which the Company operates. The Company competes in its markets primarily through price, quality and service. We feel our strengths are our vertical integration; our geographically diverse, modern, fiber- and energy-efficient facilities; our engineering and construction capabilities; our concentration on a focused, related product range; our balance among building materials and white and brown paper products; our 58% saw log self-sufficiency; and an organizational structure that encourages teamwork as well as individual initiative.

  Willamette is included in the Fortune 500. The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol: WLL.

BUSINESS SEGMENT INFORMATION

  The Company operates in three business segments: white paper, brown paper and building materials. Sales and operating data for the three segments for the past five years are set forth in the five year comparison captioned "Supplementary Business Segment Information" located on page 29. The Company is not dependent on any one significant customer or group of customers. Approximately 90% of the Company's total output is sold domestically.

WHITE PAPER

Market pulp and fine paper
  Four mills in Kentucky, Pennsylvania, Tennessee and South Carolina manufacture 9% of the nation's uncoated free sheet production.

Additionally, our mill in Kentucky produces 5% of the nation's hardwood market pulp, which is sold to outside customers. Chips from nearby sawmills, plywood plants and chip mills serve as the primary fiber source for our white paper products.

Forms and cut sheets
  Six business forms plants in six states manufacture 21% of the nation's production of continuous forms bond. These forms are mostly long-run continuous computer forms. Additionally, our five cut sheet facilities in four states make private brand and Willamette brand (Willcopy(R)) photocopy and cut sheet printer paper. Our cut sheets represent 12% of the nation's cut sheet production. Our business forms and cut sheets are marketed by our own sales force to a variety of consumers and distributors.

BROWN PAPER

Brown paper
  Four paper mills in California, Kentucky, Louisiana and Oregon manufacture 5% of the nation's production of linerboard, corrugating medium and bag paper. Nearly all of the product is used by, or traded for, the needs of Willamette's box and bag manufacturing plants. In Louisiana and Oregon, our sawmills, plywood plants and timberlands can provide nearly all of our chip needs for our linerboard mills. Recycled fiber, in the form of old corrugated containers
(OCC), provides 56% of the total fiber needs.

Corrugated containers and sheets
  Corrugated containers and sheets are manufactured by 35 plants in 20 states and Mexico. Domestic output accounts for 6% of U.S. corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax-coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

Bags
  Four bag plants in four states make 12% of the nation's paper bags, marketed to grocery, department, drug and hardware stores in the West, Midwest and South by our sales force.

BUILDING MATERIALS

Lumber
  Eight sawmills in Oregon and Louisiana manufacture 2% of the nation's lumber production. Lumber products are marketed through independent wholesalers and distributors throughout the U.S.

Structural Panels
  Plywood panels are manufactured at nine plants in Arkansas, the Carolinas, Louisiana and Oregon. Oriented strand board (OSB) is manufactured at our plant in Louisiana. The Company's output of these products accounts for 8% and 3%, respectively, of the nation's production and is marketed nationwide through independent wholesalers and distributors.

Composite Panels
  Four  particleboard  plants in  Louisiana  and Oregon  manufacture  13% of the nation's particleboard. Three medium density fiberboard (MDF) plants in Arkansas, Oregon and South Carolina produce 22% of the nation's MDF. MDF is also manufactured at facilities in Clonmel, Ireland, and Morcenx, France, which together account for 7% of European production. The composite panel plants produce value-added products including color-coated, woodgrain-printed, fire-rated and moisture-resistant boards. Composite panel products are sold nationwide through independent wholesalers and distributors.

Engineered wood products
  Two laminated beam plants in Oregon and Louisiana account for 27% of the nation's production. Two laminated veneer lumber (LVL) plants and one I-joist plant, all located in Oregon, manufacture 8% and 7%, respectively, of the nation's total production. An additional integrated LVL and I-joist facility in Louisiana was completed in late December, 1998. Engineered wood products, stock and custom made, are sold in both the domestic and international markets.

TIMBERLANDS

  Willamette's 1,729,000 acres of timberland supply approximately 58% of our long-term saw log needs. The remainder is purchased through private timber sales and open market purchases. Our timberlands are comprised of 736,000 acres in Louisiana, Arkansas and Texas; 610,000 acres in Oregon; and 383,000 acres in Tennessee, Missouri and the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

ENERGY

  Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 59% of total energy needs.

EMPLOYEES

  Willamette employs approximately 14,000 people, of whom about 49% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 1,180 employees were negotiated in 1998. Agreements involving about 1,340 hourly employees are subject to renewal in 1999. Approximately 47% of all salaried employees have been with the Company for more than twelve years.

ENVIRONMENTAL MATTERS

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the Company of laws relating to environmental matters.

Item 2.  Properties

MANUFACTURING FACILITIES

  The following table sets forth information regarding the Company's 100 manufacturing facilities at December 31, 1998:

Building Materials:

         Facility                         1999 Forecast
         --------                         -------------
Western Plywood (3 plants)           M Square Ft. (3/8" Basis)
  Dallas, Oregon                              118,000
  Foster, Oregon                              154,000
  Springfield, Oregon                         120,000
                                            ---------
    Total Western Plywood                     392,000
                                            ---------

Southern Plywood (4 plants)
  Dodson, Louisiana                           229,000
  Emerson, Arkansas                           240,000
  Ruston, Louisiana                           120,000
  Zwolle, Louisiana                           237,000
                                            ---------
    Total Southern Plywood                    826,000
                                            ---------

Eastern Plywood (2 plants)
  Chester, South Carolina                     245,000
  Moncure, North Carolina                     110,000
                                            ---------
    Total Eastern Plywood                     355,000
                                            ---------

      Total Plywood                         1,573,000
                                            ---------

Oriented Strand Board (1 plant)
  Arcadia, Louisiana                          308,000
                                              -------
                                                        (1998 Production-
      Total Structural Panels               1,881,000      1,717,000)
                                            =========

Western Lumber (5 mills)                     M Board Ft.
  Coburg, Oregon                              177,000
  Dallas, Oregon                              161,000
  Lebanon, Oregon (2 mills)                   156,000
  Warrenton, Oregon                           152,000
                                            ---------
    Total Western Lumber                      646,000
                                            ---------

Southern Lumber (3 mills)
  Dodson, Louisiana                            59,000
  Taylor, Louisiana                            51,000
  Zwolle, Louisiana                            56,000
                                            ---------
    Total Southern Lumber                     166,000
                                            ---------
                                                        (1998 Production-
      Total Lumber                            812,000        755,000)
                                            =========

                                          1999 Forecast
                                          -------------
Particleboard (4 plants)             M Square Ft. (3/4" Basis)
  Albany, Oregon                              216,000
  Bend, Oregon                                177,000
  Lillie, Louisiana                           118,000
  Simsboro, Louisiana                         107,000
                                            ---------
                                                        (1998 Production-
      Total Particleboard                     618,000        616,000)
                                            =========

Medium Density Fiberboard (5 plants)
  Bennettsville, South Carolina               126,000
  Clonmel, Ireland                            180,000
  Eugene, Oregon                               64,000
  Malvern, Arkansas                           145,000
  Morcenx, France                              76,000
                                            ---------
                                                        (1998 Production-
      Total MDF                               591,000        540,000)
                                            =========

Engineered Wood Products (7 plants)
Laminated Beams                             M Board Ft.
  Simsboro, Louisiana                          24,000
  Vaughn, Oregon                               51,000
                                            ---------
                                                        (1998 Production-
      Total Laminated Beams                    75,000         75,000)
                                            =========

Laminated Veneer Lumber                     Cubic Ft.
  Albany, Oregon                            2,469,000
  Simsboro, Louisiana                       1,849,000
  Winston, Oregon                           1,901,000
                                            ---------
                                                        (1998 Production-
      Total LVL                             6,219,000      3,401,000)
                                            =========

I-Joists                                    M Lineal Ft.
  Woodburn, Oregon                             53,000
  Simsboro, Louisiana                          37,000
                                            ---------
                                                        (1998 Production-
                                               90,000         45,000)
      Total I-Joists                        =========

Other Divisions (3 facilities)
  Coburg Veneer - Coburg, Oregon
  Custom Products - Albany, Oregon
  Lebanon Machine - Lebanon, Oregon

Brown Paper:

  Brown Paper (4 mills)                        Tons
    Albany, Oregon                            554,000
    Campti, Louisiana                         898,000
    Hawesville, Kentucky                      176,000
    Oxnard, California                        197,000
                                            ---------
                                                        (1998 Production-
      Total Brown Paper                     1,825,000      1,792,000)
                                            =========

                                          1999 Forecast
                                          -------------
Corrugated Container and Sheets(35 plants) M Square Ft.
    Aurora, Illinois                        1,130,000
    Beaverton, Oregon                         896,000
    Bellevue, Washington                      775,000
    Bellmawr, New Jersey                      719,000
    Bowling Green, Kentucky                   861,000
    Cerritos, California                      861,000
    Compton, California                       769,000
    Dallas, Texas                           1,002,000
    Delaware, Ohio                            660,000
    Elk Grove, Illinois                       535,000
    Fort Smith, Arkansas                      924,000
    Fridley, Minnesota                      1,025,000
    Golden, Colorado                          760,000
    Griffin, Georgia                        1,086,000
    Huntsville, Alabama                       949,000
    Indianapolis, Indiana                     771,000
    Kansas City, Kansas                       825,000
    Lincoln, Illinois                         579,000
    Louisville, Kentucky                      569,000
    Lumberton, North Carolina                 832,000
    Maryland Heights, Missouri                690,000
    Matthews, North Carolina                  432,000
    Memphis, Tennessee                         41,000
    Mexico City, Mexico                       452,000
    Moses Lake, Washington                    924,000
    Newton, North Carolina                    562,000
    Plant City, Florida                       823,000
    Portland, Oregon                          262,000
    Sacramento, California                    786,000
    San Leandro, California                 1,298,000
    Sanger, California                        924,000
    Sealy, Texas                              840,000
    St. Paul, Minnesota                       634,000
    Tulsa, Oklahoma                            51,000
    West Memphis, Arkansas                    814,000
                                           ----------   (1998 Production-
      Total Corrugated Containers          26,061,000     24,491,000)
                                           ==========

Kraft Bags and Sacks (4 plants)                 Tons
  Beaverton, Oregon                            39,000
  Buena Park, California                       33,000
  Dallas, Texas                                21,000
  Kansas City, Missouri                        20,000
                                           ----------   (1998 Production-
      Total Kraft Bags and Sacks              113,000        105,000)
                                            =========

Preprinted Linerboard (2 plants)           M Square Ft.
  Richwood, Kentucky                          497,000
  Tigard, Oregon                              787,000
                                           ----------
                                                        (1998 Production-
      Total Preprinted Linerboard           1,284,000      1,185,000)
                                            =========

                                           1999 Forecast
                                           -------------
Inks and Specialty Products (2 plants)          Tons
  Beaverton, Oregon                             5,000
  Delaware, Ohio                                2,000
                                            ---------
                                                        (1998 Production-
      Total Inks                                7,000          7,000)
                                            =========


White Paper:

Market Pulp and Fine Paper (5 mills)
  Hawesville, Kentucky
    Market Pulp                               133,000
    Fine Paper                                521,000
  Johnsonburg, Pennsylvania                   407,000
  Kingsport, Tennessee                        166,000
  Marlboro, South Carolina                    320,000
                                           ----------
                                                        (1998 Production-
      Total Market Pulp and Fine Paper      1,547,000      1,399,000)
                                            =========

Business Forms (6 plants)
  Cerritos, California                         61,000
  Dallas, Texas                                45,000
  Indianapolis, Indiana                        64,000
  Langhorne, Pennsylvania                      61,000
  Rock Hill, South Carolina                    53,000
  West Chicago, Illinois                       60,000
                                            ---------
                                                        (1998 Production-
       Total Business Forms                   344,000        316,000)
                                            =========

Cut Sheets and Other Converting (5 plants)
  Brownsville, Tennessee                      111,000
  DuBois, Pennsylvania                        158,000
  Kingsport, Tennessee                        126,000
  Owensboro, Kentucky                         179,000
  Tatum, South Carolina                        99,000
                                            ---------
                                                        (1998 Production-
      Total Cut Sheets                        673,000        586,000)
                                            =========

TIMBERLANDS

  For   information   with   respect   to   the   Company's   timberlands,   see
"Business--Timberlands."

Item 3.  Legal proceedings

    As first reported in the Company's Form 8-K report filed January 26, 1998, the Company received from the Environment Protection Agency (EPA) a request for information under Section 114 of the Clean Air Act (the Act) requesting information for a period covering 22 years. The requests were focused on compliance with regulations under the Prevention of Significant Deterioration Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation
(NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The Company is reviewing the allegations contained in the NOVs and is meeting with the EPA to negotiate a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received NOVs under the Act have involved payment of fines and agreements to install emission control equipment and undertake supplemental environmental projects.

     The Company believes that the outcome of the foregoing proceedings will not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                      Executive Officers of the Registrant

  The executive officers of the Company are elected annually by the board of directors. At February 11, 1999 the executive officers of the Company, their ages at December 31, 1998, and their positions with the Company were as follows:

          Name                   Age                  Position
          ----                   ---                  --------
Duane C. McDougall               46              President and chief
                                                 executive officer

Marvin D. Cooper                 55              Executive vice president -
                                                 Pulp and paper mills

William P. Kinnune               59              Executive vice president-
                                                 corrugated containers and
                                                 bags

J. Eddie McMillan                53              Executive vice president -
                                                 building materials group

Michael R. Onustock              59              Executive vice president-
                                                 pulp and fine paper
                                                 marketing

J. A. Parsons                    63              Executive vice president
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock trades on the New York Stock Exchange (NYSE) under the symbol WLL. At December 31, 1998 there were approximately 22,000 holders (beneficial) of the Company's common stock. The following table shows, for the periods indicated, the high and low closing sales prices of, and the per share dividends paid on, the Company's common stock. All amounts have been adjusted for the 2-for-1 stock split on September 12, 1997.

                             1998                               1997
                    ------------------------------  ---------------------------
                                    Closing                     Closing
                    Dividends        Price         Dividends     Price
                      Paid          High-Low         Paid       High-Low
                    ---------  ------------------- --------  -------------------
1st Quarter...       $0.16      39 3/4  - 30 13/16  $0.16    34 11/16 - 30 11/16
2nd Quarter...        0.16      40 7/16 - 29 7/8     0.16    38 7/16  - 30 1/16
3rd Quarter...        0.16      32      - 23 1/4     0.16    42 3/8   - 35 1/4
4th Quarter...        0.16      36      - 26 1/4     0.16    39 3/16  - 30

  A dividend of $0.16 per share was declared on the common stock for the first quarter of 1999 representing an indicated annual dividend rate of $0.64 per share. The Company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data

  The following table shows selected financial data for the Company for the periods indicated:

   Financial Results
   (dollar amounts, except per share amounts, in thousands)
                                                           1998          1997          1996           1995           1994
   ===========================================================================================================================
   Net Sales                                        $    3,700,282     3,501,376     3,425,173      3,873,575       3,007,949
   ===========================================================================================================================
   Costs and Expenses:
     Depreciation, amortization and cost
       of fee timber harvested..................    $      371,141       338,949       302,937        249,165         217,252
     Materials, labor and other operating
       expenses.................................         2,813,887     2,690,943     2,495,345      2,528,570       2,239,185
                                                      -----------------------------------------------------------------------
     Gross profit...............................           515,254       471,484       626,891      1,095,840         551,512
     Selling and administrative expenses........           252,510       245,319       231,862        201,784         184,699
                                                      -----------------------------------------------------------------------
     Operating earnings.........................           262,744       226,165       395,029        894,056         366,813
     Interest expense...........................           131,990       116,990        92,804         71,050          71,513
     Other income (expense).....................             2,029         2,088         3,861            798          (6,377)
                                                      -----------------------------------------------------------------------
     Earnings before provision for income taxes.           132,783       111,263       306,086        823,804         288,923
     Provision for income taxes.................            43,800        38,300       114,000        309,000         111,300
                                                      -----------------------------------------------------------------------
     Net earnings...............................            88,983        72,963       192,086        514,804         177,623
     Cash dividends paid........................            71,227        71,005        68,520         62,874          52,807
     Earnings retained in the business..........            17,756         1,958       123,566        451,930         124,816
     Capital expenditures.......................           441,839       527,908       485,769        453,523         393,161
   ==========================================================================================================================
   Financial Condition:
     Working capital............................    $      366,846       308,093       289,134        359,258         138,528
     Long-term debt (noncurrent portion)........         1,821,083     1,916,001     1,766,917        790,210         915,797
     Stockholders' equity.......................         2,002,431     1,994,480     1,976,281      1,846,890       1,387,865
     Total assets...............................         4,697,668     4,811,055     4,720,681      3,413,555       3,033,398
   ==========================================================================================================================
   Common Stock:
     Number of stockholders (beneficial)........            22,000        20,000        20,000         19,000          17,000
     Shares outstanding (in thousands)(1).......           110,981       111,350       110,707        110,448         110,072
   ==========================================================================================================================
   Per Share: (1)
     Net earnings...............................    $         0.80          0.66          1.74           4.67            1.62
     Cash dividends paid........................              0.64          0.64          0.62           0.57            0.48
     Stockholders' equity.......................             18.04         17.91         17.85          16.72           12.61
     Year-end stock price.......................             33.50        32.188        34.813         28.125           23.75
   ==========================================================================================================================
   Financial Returns:
     Percent return on equity (2)...............              4.5%          3.7%         10.4%          37.1%           14.1%
     Percent return on net sales................              2.4%          2.1%          5.6%          13.3%            5.9%
   ==========================================================================================================================
   Employment:
     Number of employees........................            14,000        13,800        13,700         13,180          12,260
     Wages, salaries and cost of employee
      benefits..................................    $      734,068       717,693       672,280        627,835         580,561
   ==========================================================================================================================

   (1) All share and per share amounts have been adjusted for stock splits.
   (2) Calculated on stockholders' equity at the beginning of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Company's three basic businesses - white paper, brown paper and building materials, are affected by changes in general economic conditions. White and brown paper product sales and earnings tend to follow the general economy. The sales and earnings of the building materials business are closely related to new housing starts, remodeling activity and the availability and terms of financing for construction. All industry segments are influenced by global economic factors of supply and demand. In addition, the cost of wood and recycled fiber, basic raw materials for all segments, are sensitive to various supply and demand factors including environmental issues affecting log supply.

RESULTS OF OPERATIONS 1998 VS. 1997
-----------------------------------

  Consolidated net sales increased 5.7% and operating earnings increased 16.2% in 1998 compared to 1997. A strong performance from the brown paper segment and increases in unit shipments for many product lines contributed to the better results.

  Brown paper was the top performing segment in 1998 as operating earnings increased 141.5% when compared to 1997. Driving the increase in operating earnings was an increase in net sales of 14.1%, as average sales prices increased in all product lines. Corrugated container prices increased 7.3% and grocery bag prices increased 4.8% over the prior year. While price movements were positive in 1998, unit shipment fluctuations also played a significant factor in increasing sales and earnings. Corrugated container unit shipments increased 7.9% over the prior year, however grocery bag unit shipments decreased 7.3%. Approximately 50% of the increase in corrugated container shipments was due to increased internal converting capacity from capital project enhancements. The remainder of the increase was a result of a full year of operation at our box plant in Plant City, Florida, and our sheet plant in Portland, Oregon, both of which came on line in the second quarter of 1997. In addition, the Company acquired a 46.0% interest in a box plant in Mexico City, Mexico, in January, 1998.

  Raw material costs had a mixed impact on operating earnings during 1998 as OCC costs declined 16.5% while chip costs increased 14.8% from the prior year.

  White paper net sales increased 3.6% over the prior year as increases in unit shipments more than offset decreases in average sales prices. While sales were up compared to 1997, operating earnings decreased 20.0% in 1998, primarily as a result of pricing pressures on market pulp and fine paper. Average sales prices for cut sheet and continuous forms showed slight increases over the prior year. Significant price declines from 1997, came from hardwood market pulp, declining 9.0%, and fine paper, declining 9.6%. The price decline was the result of pricing pressure which existed throughout much of 1998 as difficulties occurring in the Asian economies impacted markets. Also negatively impacting white paper results were increased chip costs of 6.6% and start-up costs for the new paper machine at Kentucky Mills in 1998.

  Overall, white paper unit shipments showed positive gains over 1997, which led to the increase in net sales. Cut sheets increased 12.7% while continuous forms decreased 5.5%. The increased cut sheet volume was the result of our new Brownsville, Tennessee, cut sheet plant which came on line in February, 1998. Hardwood market pulp declined 6.9% while fine paper unit shipments increased 12.7%. The fine paper increase was the result of our new Kentucky paper machine, which successfully came on line at the end of the second quarter of 1998.

  Building materials operating earnings decreased 35.4% in 1998 and net sales slightly decreased from the prior year. Declining prices were the cause for the drop in operating earnings. Lumber reflected the most dramatic erosion as average sales prices decreased 18.7%. Other price declines included 4.9% in particleboard and 2.4% in medium density fiberboard (MDF). The difficulties in the Asian economies continued to create supply and demand imbalances, thus keeping prices depressed for these products in 1998. The pricing exception in 1998 was oriented strand board (OSB), which realized a price increase of 38.3%.

  While prices were down for most product lines, strong housing starts and low interest rates helped fuel unit shipment increases for most product lines in 1998. Lumber was the primary benefactor as unit shipments increased 21.0% over the prior year. In addition, the start-up of our new small-log sawmill in Taylor, Louisiana, in August, 1998 and other capital project completions helped increase unit shipments. Other unit shipment increases included particleboard of 3.8% and MDF of 15.7% over the prior year. MDF increased due to expansion from capital projects and the acquisition of a new facility in Morcenx, France, in March, 1998. Decreased plywood shipments of 7.7% were the result of having no production at our Taylor, Louisiana, mill in 1998, which closed in July, 1997, and downtime at our Zwolle, Louisiana, mill for six months due to a fire that halted production in the second quarter of 1998.

  In December, 1998, the Company completed the construction of a new integrated LVL and I-joist plant in Simsboro, Louisiana. While the completion had no volume impact in 1998, the addition will double the Company's production capacity for I-joist products in 1999.

  Selling and administrative expenses (SG&A) increased 2.9% in 1998 due to assimilation of acquisitions and expansions that occurred during the year. SG&A as a percentage of sales, however, decreased to 6.8% for 1998 compared to 7.0% for 1997.

  Interest expense was $132.0 million in 1998 compared to $117.0 million in 1997, a 12.8% increase. The weighted average interest rate remained stable at 7.1% in 1998 and 1997. The increase in expense was primarily due to an increase of $166.0 million in average outstanding debt and a decrease in capitalized interest to $13.6 million in 1998 from $19.9 million in 1997, as a result of the completion of the expansion at Hawesville, Kentucky, in June of 1998.

RESULTS OF OPERATIONS 1997 VS. 1996
-----------------------------------

  Consolidated net sales increased 2.2% while operating earnings decreased 42.7% compared to 1996, as average sales prices declined for most products.

  White paper product sales were down 0.9% in 1997, as sales prices declined in all product lines except specialty paper products and hardwood market pulp. While specialty paper products were flat compared to 1996, hardwood market pulp prices increased 11.0% in 1997. Unit shipment increases partially offset sales price decreases as volumes increased in most product lines. Unit shipments increased 20.3% for cut sheets and 1.4% for continuous forms, while market pulp remained steady with 1996 levels. The cut sheet increase was the result of our development of market share in anticipation of the start-up of the #2 paper machine in Hawesville, Kentucky. The impact of these changes reduced white paper operating earnings 51.0% in 1997.

  Brown paper products didn't fare much better in 1997 as sales decreased 6.5% and operating earnings decreased 63.3% from 1996. Corrugated container unit shipments increased 4.8% while grocery bags decreased 4.6%. Increases achieved in the corrugated container line were due to the new Portland, Oregon, sheet plant and the new corrugated box plant in Plant City, Florida, both of which came on line in the first half of 1997.

  Building materials sales increased 16.8% and operating earnings increased 21.6% in 1997 compared with 1996 as increases in unit shipments more than offset decreases in average sales prices. Unit shipment increases were realized from a full year of operation at the Warrenton, Oregon, sawmill; the MDF plant in Clonmel, Ireland; the converted MDF plant in Eugene, Oregon; and the OSB plant in Arcadia, Louisiana. Additionally, the Company began exporting logs in January, 1997. Unit shipments increased 16.0% in lumber, 116.6% in OSB and 64.0% in MDF. Plywood incurred an 11.6% decrease in unit shipments primarily due to the July closure of the Taylor, Louisiana, plywood facility. Sales price decreases partially offset unit shipment increases as prices declined in all product lines except plywood and European MDF. Plywood prices remained stable with a slight increase of 4.0% over 1996. In addition, the European MDF market continued to be strong as prices increased 5.5% over the fourth quarter of 1996. Sales prices in remaining product lines decreased, ranging from 1.8% in lumber to 15.9% in OSB, as supply and demand imbalances kept prices trending downward.

  Selling and administrative expenses (SG&A) increased to 7.0% of net sales in 1997 compared to 6.8% in 1996. Overall, SG&A increased 5.8% over 1996.

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

  In 1998, cash flows from operating activities were $435.4 million and represented an increase of 11.8% from comparable cash flows in 1997. The increase was primarily achieved through increased net earnings and depreciation in 1998 compared to the prior year.
Internally generated cash flows funded 98.6% of capital expenditures in 1998.

  Net working capital increased to $366.8 million at December 31, 1998 from $308.1 million at December 31, 1997. The increase was primarily attributable to increases in inventories resulting from new facilities and decreases in current notes payable and accounts payable.

  The Company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization and labor efficiency and to expand production. In 1998, the Company made $417.8 million in capital expenditures for property, plant and equipment.

  During 1998 the following major capital projects were completed:

         >        Addition of a new uncoated free sheet paper machine at
                  Hawesville, Kentucky.
         >        Installation of a new biomass boiler at the Kingsport,
                  Tennessee, fine paper mill.
         >        Construction of a new cut sheet plant in Brownsville,
                  Tennessee.
         >        Construction of a new, integrated LVL and I-joist plant near
                  Simsboro, Louisiana.
         >        Construction of a new small-log sawmill at Taylor, Louisiana.
         >        Relocation of a corrugated facility in Sacramento, California.

  Major capital projects underway at December 31, 1998 include:

         >        Expansion of secondary fiber capacity at the paper mill in
                  Campti, Louisiana.
         >        Upgrade of a paper machine at Johnsonburg, Pennsylvania.
         >        Construction and installation of a new recovery boiler at the
                  Albany, Oregon, paper mill.

  The cost of all major capital projects in progress at December 31, 1998 is estimated to be approximately $253.3 million, of which $106.0 million has already been spent. These projects will be funded with internally generated cash flows and with external borrowings if needed.

  In December, 1998, the Company finalized the sale of 117,000 acres of southwest Washington timberland for $234.0 million. The Company acquired the land in 1996 as part of the purchase of Cavenham Forest

Industries. The forest lands were sold as they were not critical to the long-term fiber supply needs of the Company's Northwest operations. Proceeds of the sale were used to pay down existing debt.

  In June, 1998, the Company initiated a Medium-term Note Program and issued $100.2 million of notes as of December 31, 1998. The medium-term notes carry interest rates ranging from 6.45% to 6.60% and maturities from 11 to 15 years. In addition, in January, 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.00% due 2018. The proceeds from both issuances were used to replace notes maturing in 1998 and reduce other bank borrowing.

  The total debt-to-capital ratio decreased to 48.3% at December 31, 1998 from 50.0% at December 31, 1997. The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing agreements and the unused portion of a $650.0 million revolving loan available under an existing credit agreement.

  In 1998, the Board of Directors authorized the repurchase of $25.0 million of the Company's common stock. The Company repurchased 470,900 shares of its common stock for $13.0 million during the third and fourth quarters of 1998.

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

  The U.S. Environmental Protection Agency (EPA) released the final rules regarding air and water quality referred to as the "cluster rules" in early 1998. Compliance with the cluster rules is required within three years of enactment, or by 2001. However, certain exceptions to the rules extend the time period for specific compliance requirements up to eight years. The Company, through previously completed and future projects, is making significant progress toward upgrading our mills. The Company plans to have all our mills in compliance with the cluster rules by the required deadlines.

  In addition to the impact of the cluster rules on pulp and paper mills, the Company's other operations are faced with increasingly stringent environmental regulations. In the first quarter of 1998, the Company received from the EPA a request for information under Section 114 of the Clean Air Act (the Act) requesting information for a period covering 22 years. The requests were focused on compliance with regulations under the Prevention of Significant Deterioration Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation
(NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The Company is reviewing the allegations contained in the NOVs and is meeting with the EPA to negotiate a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received NOVs under the Act have involved the payment of fines and agreements to install emission control equipment and undertake supplemental environmental projects.

  In November, 1998, the Company received from the EPA a request for information under Section 114 of the Act requesting information with respect to the Company's paper operations. The request, which the Company believes is similar to requests received by others in the paper industry, also focuses on compliance with regulations under the Prevention of Significant Deterioration Program under the Act.

  Based upon either enacted or proposed regulations, the Company estimates that over the next five years, additional capital expenditures to comply with environmental regulations will not exceed $100.0 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, the Company believes that compliance with such environmental regulations will not have a material adverse effect upon the Company's financial position.

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

  The Year 2000 (Y2K) issue, which is common to most businesses, arises from the inability of systems and certain software application programs to properly recognize and process dates and date sensitive information on and beyond January 1, 2000. In 1996, the Company began working to address the possible effects of the Y2K issue on its information, financial and manufacturing systems. These efforts include inventory assessment, modification and testing of these key systems. Willamette is fortunate in that many of the Company's systems have been replaced during the past few years as we implemented new technology. Many of these new systems are already Y2K compliant. To date, the Company has spent $3.5 million on Y2K compliance and currently estimates that total spending will approximate $10.0 million. These costs are being expensed as incurred and are not expected to have a material impact on the Company's financial position.

  As of December 31, 1998, a majority of the Company's mission-critical financial and information systems have been modified and tested for Y2K compliance and are expected to be compliant by the second quarter of 1999. In the manufacturing area, the Company has completed the process of inventorying and assessing its primary manufacturing systems for Y2K compliance. To date, no significant issues have been identified with the Company's manufacturing systems and the Company expects to resolve any compliance issues with these systems by the third quarter of 1999.

The Company has also been surveying its major vendors, suppliers and customers to assess the potential impact on its operations of these key third-party relationships. This process includes obtaining a letter of certification as to their efforts associated with Y2K compliance. To date, no significant compliance issues have been identified with these third parties. The Company plans to continually update and evaluate compliance with these key third parties throughout 1999.

  The most reasonably likely worst case scenario facing the Company is the occurrence of unscheduled down-time at its facilities resulting from internal system difficulties or third party failures that could have a significant adverse effect on the Company's earnings. While it is the Company's belief that all of its systems will be assessed and modified before January 1, 2000, there can be no guarantee that issues will not arise pertaining to these systems or that vendors, suppliers and customers will adequately address their Y2K compliance requirements. The Company is developing contingency plans relating to mission-critical systems and key third parties. These include identifying alternative suppliers and manufacturing systems, and working with major customers who may be affected by Y2K issues. The Y2K compliance effort is continuously monitored by a special task force which makes regular reports to senior management and the audit committee of the Board of Directors.

  Over the years, inflation has resulted in replacement costs higher than those originally needed to purchase existing plant and equipment. Advancing technology and environmental concerns also contribute to higher costs. Productivity gains, because of technological improvements, may partially offset these increased costs. Our use of LIFO to value inventories allows us to include these inflationary costs in the cost of sales.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  No disclosure is required under this item.

Item 8.  Financial Statements and Supplementary Data

  The financial statements and supplementary data filed as part of this report follow the signature pages of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  Information regarding (i) directors of the Company is set forth in the Company's definitive proxy statement (the "Proxy Statement") for its 1999 annual meeting of shareholders, under the heading "Election of Directors" and (ii)
Section  16(a) of the  Securities  Exchange  Act of  1934,  is set  forth  under
"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the Company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

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

(b)                Reports on Form 8-K.

                   No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WILLAMETTE INDUSTRIES, INC.
                                                                    (Registrant)

                                                     By /s/  J. A. PARSONS
Dated:   February 11, 1999                          (J. A. Parsons)
                                                     Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 11, 1999, by the following persons on behalf of the registrant in the capacities indicated.


           Signature                              Title
           ---------                              -----
Principal Executive Officer

/S/  DUANE C. MCDOUGALL                President and Chief Executive Officer
    (Duane C. McDougall)

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

/S/   WINSLOW H. BUXTON                Director
     (Winslow H. Buxton)

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

/S/  STUART J. SHELK, JR.              Director
    (Stuart J. Shelk, Jr.)

/S/  ROBERT M. SMELICK                 Director
    (Robert M. Smelick)

/S/  SAMUEL C. WHEELER                 Director
    (Samuel C. Wheeler)

/S/ BENJAMIN R. WHITELEY               Director
   (Benjamin R. Whiteley)

Index to Consolidated Financial Statements

                                                              Page No.
                                                              --------
Independent Auditors' Report.....................................   25

Consolidated Balance Sheets as of December 31, 1998 and 1997 ....   26

Consolidated Statements of Earnings for years ended
  December 31, 1998, 1997 and 1996...............................   27

Consolidated Statements of Stockholders' Equity
  for years ended December 31, 1998, 1997 and 1996...............   28

Consolidated Statements of Cash Flows for years ended
  December 31, 1998, 1997 and 1996...............................   29

Supplementary Business Segment Information.......................   30

Selected Quarterly Financial Data................................   31

Notes to Consolidated Financial Statements.......................32-40

KPMG Peat Marwick LLP
Suite 2000
1211 South West Fifth Avenue
Portland, OR 97204

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Willamette Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                       /S/ KPMG PEAT MARWICK LLP
February 11, 1999

=============================================================================================
CONSOLIDATED BALANCE SHEETS
=============================================================================================
December 31, 1998 and 1997
(dollar amounts, except per share amounts, in thousands)

Assets                                                             1998              1997
                                                             ---------------    -------------
Current assets:
  Cash                                                     $         31,359           27,600
  Accounts receivable, less allowance for doubtful
    accounts of $4,300 (1997 - $4,571)                              306,332          307,002
  Inventories (note 3)                                              411,316          394,595
  Prepaid expenses and timber deposits                               45,316           36,991
                                                             ----------------   -------------
        Total current assets                                        794,323          766,188
                                                             ----------------   -------------

Timber, timberlands and related facilities, net (note 9)          1,112,180        1,396,946
Property, plant and equipment, net (notes 4 and 9)                2,707,146        2,566,291
Other assets                                                         84,019           81,630
                                                             ---------------    -------------
                                                           $      4,697,668        4,811,055
                                                             ===============    =============

Liabilities and Stockholders' Equity
Current liabilities:
  Current installments on long-term debt (note 5)          $          2,267            8,633
  Notes payable (note 5)                                             47,252           73,264
  Accounts payable, includes book overdrafts of $55,030
    (1997 - $49,421)                                                196,134          206,463
  Accrued payroll and related expenses                               70,670           71,842
  Accrued interest                                                   39,533           38,339
  Other accrued expenses                                             55,540           55,723
  Accrued income taxes (note 6)                                      16,081            3,831
                                                             ---------------    -------------
        Total current liabilities                                   427,477          458,095
                                                             ---------------    -------------
Deferred income taxes (note 6)                                      404,518          402,896
Other liabilities                                                    42,159           39,583
Long-term debt, net of current installments (note 5)              1,821,083        1,916,001
Stockholders' equity (note 8):
  Preferred stock, cumulative, of $.50 par value                          -                -
     Authorized 5,000,000 shares
  Common stock of $.50 par value
     Authorized 150,000,000 shares; issued 110,980,768 shares
     (1997 - 111,349,956 shares)                                     55,490           55,675
  Capital surplus                                                   285,140          294,760
  Retained earnings                                               1,661,801        1,644,045
                                                             ---------------    -------------
        Total stockholders' equity                                2,002,431        1,994,480
                                                             ---------------    -------------
                                                           $      4,697,668        4,811,055
                                                             ===============    =============

See accompanying notes to consolidated financial statements.

=============================================================================================================
CONSOLIDATED STATEMENTS OF EARNINGS
=============================================================================================================
Years ended December 31, 1998, 1997 and 1996
(dollar and share amounts, except per share amounts, in thousands)


                                                                1998              1997              1996
                                                               ------            ------            ------
Net sales                                             $       3,700,282          3,501,376         3,425,173
Cost of sales                                                 3,185,028          3,029,892         2,798,282
                                                         ---------------   ----------------  ----------------
     Gross profit                                               515,254            471,484           626,891

Selling and administrative expense                              252,510            245,319           231,862
                                                         ---------------   ----------------  ----------------
     Operating earnings                                         262,744            226,165           395,029
Other income                                                      2,029              2,088             3,861
                                                         ---------------   ----------------  ----------------
                                                                264,773            228,253           398,890
Interest expense                                                131,990            116,990            92,804
                                                         ---------------   ----------------  ----------------
     Earnings before provision for income taxes                 132,783            111,263           306,086
Provision for income taxes (note 6)                              43,800             38,300           114,000
                                                         ---------------   ----------------  ----------------
     Net earnings                                     $          88,983             72,963           192,086
                                                         ===============   ================  ================
Earnings per share(1)                                 $            0.80               0.66              1.74
                                                         ===============   ================  ================
Earnings per share - assuming dilution(1)             $            0.80               0.65              1.73
                                                         ===============   ================  ================
Weighted average shares outstanding                             111,302            110,975           110,536
                                                         ===============   ================  ================
Weighted average shares outstanding - diluted(2)                111,747            111,550           111,032
                                                         ===============   ================  ================

(1) Per share earnings are based upon the weighted average number of shares outstanding.

(2) Weighted average shares outstanding, assuming dilution, are calculated using the treasury stock method and assuming all stock options are exercised. See note 8.

See accompanying notes to consolidated financial statements.


=============================================================================================================
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

=============================================================================================================
Years ended December 31, 1998, 1997 and 1996 (dollar  amounts,  except per share amounts, in thousands)
                                                                1998              1997              1996
                                                               ------            ------            ------
Common Stock:
  Balance at beginning of year                        $          55,675             27,677            27,612
    2-for-1 stock split                                               -             27,787                 -
    Shares issued for options exercised                              50                211                65
    Stock repurchased and canceled                                 (235)                 -                 -
                                                         ---------------    ---------------    --------------
  Balance at end of year                              $          55,490             55,675            27,677
                                                         ===============    ===============    ==============

Capital Surplus:
  Balance at beginning of year                        $         294,760            306,517           300,757
    2-for-1 stock split                                               -            (27,787)                -
    Shares issued for options exercised                           3,124             16,030             5,760
    Stock repurchased and canceled                              (12,744)                 -                 -
                                                         ---------------    ---------------    --------------
  Balance at end of year                              $         285,140            294,760           306,517
                                                         ===============    ===============    ==============

Retained Earnings:
  Balance at beginning of year                        $       1,644,045          1,642,087         1,518,521
    Net earnings                                                 88,983             72,963           192,086
    Less cash dividends on common stock
      ($.64,$.64, and $.62 per share in
      1998, 1997 and 1996, respectively)                        (71,227)           (71,005)          (68,520)
                                                         ---------------    ---------------    --------------
  Balance at end of year                              $       1,661,801          1,644,045         1,642,087
                                                         ===============    ===============    ==============

See accompanying notes to consolidated financial statements.


==============================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================================================
Years ended December 31, 1998, 1997 and 1996
(dollar amounts in thousands)
                                                                1998              1997              1996
                                                               ------            ------            ------
Cash flows from operating activities:
  Net earnings                                        $          88,983             72,963           192,086
  Adjustments to reconcile net earnings
    to net cash from operating activities:
    Depreciation                                                296,466            268,030           246,638
    Cost of fee timber harvested                                 54,376             52,649            43,381
    Other amortization                                           20,299             18,270            12,918
    Increase in deferred income taxes                             7,683             28,650            40,717
  Changes in working capital items:
    Accounts receivable                                           4,167            (34,293)           56,549
    Inventories                                                 (14,623)           (28,646)           49,575
    Prepaid expenses and timber deposits                         (7,778)             1,463            14,282
    Accounts payable and accrued expenses                       (26,381)            23,568            11,810
    Accrued income taxes                                         12,250            (13,276)           (8,692)
                                                         ---------------    ---------------    --------------
  Net cash from operating activities                            435,442            389,378           659,264
                                                         ===============    ===============    ==============

Cash flows from investing activities:
    Proceeds from sale of assets                                237,422              2,493             1,781
    Expenditures for property, plant & equipment               (417,772)          (506,348)         (454,744)
    Expenditures for timber and timberlands                      (8,767)            (7,782)          (16,991)
    Expenditures for roads and reforestation                    (15,300)           (13,778)          (14,034)
    Acquisitions (note 9)                                             -                  -        (1,019,274)
    Assets held for sale (note 9)                                     -            160,218          (160,218)
    Other                                                        (9,582)             9,624            (8,517)
                                                         ---------------    ---------------    --------------
  Net cash from investing activities                           (213,999)          (355,573)       (1,671,997)
                                                         ===============    ===============    ==============

Cash flows from financing activities:
    Net change in operating lines of credit                     (27,630)            23,985            28,962
    Debt borrowing                                                  591            175,415         1,211,950
    Proceeds from sale of common stock                            3,117             16,109             5,697
    Repurchased common stock                                    (12,979)                 -                 -
    Cash dividends paid                                         (71,227)           (71,005)          (68,520)
    Payment on debt                                            (109,556)          (172,931)         (161,095)
                                                         ---------------    ---------------    --------------
  Net cash from financing activities                           (217,684)           (28,427)        1,016,994
                                                         ===============    ===============    ==============

Net change in cash                                                3,759              5,378             4,261
Cash at beginning of year                                        27,600             22,222            17,961
                                                         ---------------    ---------------    --------------
Cash at end of year                                   $          31,359             27,600            22,222
                                                         ===============    ===============    ==============

Supplemental disclosures of cash flow information
 Cash paid during the year for:
    Interest (net of amount capitalized)              $         130,796            116,987            74,896
                                                         ---------------    ---------------    --------------
    Income taxes                                      $          24,369             22,926            81,663
                                                         ===============    ===============    ==============

See accompanying notes to consolidated financials statements.

===================================================================================================================================
SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
===================================================================================================================================
(dollar amounts in thousands)
                                      1998    %           1997    %            1996    %           1995    %             1994    %
                             ------------------  ------------------  -------------------  ------------------  --------------------
Sales to outside customers:
  White Paper:
    Forms and cut sheets      $    725,866   20        683,435   19         722,881   21        829,472   22          435,828   14
    Market pulp and fine paper     340,710    9        346,214   10         316,383    9        403,741   10          233,777    8
                              -----------------  ------------------  -------------------  ------------------  --------------------
      Total White Paper          1,066,576   29      1,029,649   29       1,039,264   30      1,233,213   32          669,605   22
                              -----------------  ------------------  -------------------  ------------------  --------------------

  Brown Paper:
    Packaging                    1,151,366   31      1,007,765   29       1,077,892   31      1,276,901   33        1,015,792   34
    Other                          228,512    6        201,270    6         226,756    7        299,408    8          200,561    7
                              -----------------  ------------------  -------------------  ------------------  --------------------
      Total Brown Paper          1,379,878   37      1,209,035   35       1,304,648   38      1,576,309   41        1,216,353   41
                              -----------------  ------------------  -------------------  ------------------  --------------------

  Building Materials:
    Lumber                         244,274    7        248,401    7         218,153    7        169,753    4          188,445    6
    Structural panels              362,195   10        366,690   10         378,959   11        428,707   11          441,397   15
    Composite panels               371,447   10        349,652   10         277,375    8        284,724    7          304,259   10
    Other wood products            275,912    7        297,949    9         206,774    6        180,869    5          187,890    6
                              -----------------  ------------------  -------------------  ------------------  --------------------
      Total Building Materials   1,253,828   34      1,262,692   36       1,081,261   32      1,064,053   27        1,121,991   37
                              -----------------  ------------------  -------------------  ------------------  --------------------
        Total net sales (1)   $  3,700,282  100      3,501,376  100       3,425,173  100      3,873,575  100        3,007,949  100
                              =================  ==================  ===================  ==================  ====================

Intersegment sales at market value:
  Building Materials          $     60,813              47,100               42,692              61,082               36,121
                              ==============     ===============     ================     ===============     ================
Gross Profit (GP):                          GP%                 GP%                  GP%                 GP%                   GP%
                                           ----                ----                 ----                ----                  ----
  White Paper                 $    116,728   11        130,987   13         203,569   20        438,713   36           61,951    9
  Brown Paper                      263,413   19        162,121   13         272,376   21        416,341   26          198,879   16
  Building Materials               135,113   11        178,376   14         150,946   14        240,786   23          290,682   26
                              -----------------  ------------------  -------------------  ------------------  --------------------
    Total gross profit        $    515,254   14        471,484   13         626,891   18      1,095,840   28          551,512   18
                              =================  ==================  ===================  ==================  ====================
Operating earnings:
  White Paper                 $     58,654              73,349              149,558             390,208                16,244
  Brown Paper                      166,680              69,017              187,947             338,079               122,196
  Building Materials                80,601             124,697              102,513             198,158               249,272
  Corporate                        (43,191)            (40,898)             (44,989)            (32,389)              (20,899)
                              --------------      --------------     ----------------       -------------       --------------
    Total operating earnings  $    262,744             226,165              395,029             894,056               366,813
                              ==============      ==============     ================       =============       ==============
Other income (expense)               2,029               2,088                3,861                 798                (6,377)
Interest expense                   131,990             116,990               92,804              71,050                71,513
Earnings before provision for
  income taxes                --------------      ---------------    ----------------       -------------       --------------
                              $    132,783             111,263              306,086             823,804               288,923
                              ==============      ===============     ===============       =============       ==============

Depreciation, cost of fee timber
harvested and amortization:
  White Paper                 $    139,240             114,449              106,250              96,801                85,691
  Brown Paper                       90,484              90,403               88,566              81,242                67,398
  Building Materials               135,018             128,754              103,354              67,385                60,740
  Corporate                          6,309               5,343                4,767               3,737                 3,423
                              --------------      ---------------    ----------------       -------------       --------------
                              $    371,141             338,949              302,937             249,165               217,252
                              ==============      ===============    ================       =============       ==============

Capital expenditures:

  White Paper                 $    215,503             371,894              275,726             151,662                44,652
  Brown Paper                      120,827              82,935               82,867             140,861               241,275
  Building Materials               101,884              72,075              126,932             157,382               102,509
  Corporate                          3,625               1,004                  244               3,618                 4,725
                               -------------       -------------       --------------       -------------       --------------
                              $    441,839             527,908              485,769             453,523               393,161
                               =============       =============       ==============       =============       ==============

Identifiable assets:
  White Paper                 $  1,860,673           1,785,493            1,486,842           1,369,101             1,240,596
  Brown Paper                    1,021,180             987,097              968,624           1,027,664               881,834
  Building Materials             1,735,257           1,966,136            2,008,542             946,216               847,673
  Corporate                         80,558              72,329              256,673              70,574                63,295
                               -------------       -------------       --------------       -------------       --------------
                              $  4,697,668           4,811,055            4,720,681           3,413,555             3,033,398
                               =============       =============       ==============       =============       ==============

(1) The Company is not dependent on any one significant customer or group of customers.  Approximately 90% of the Company's total output is sold domestically.

See accompanying notes to consolidated financial statements.

===============================================================================================================================
SELECTED QUARTERLY FINANCIAL DATA
===============================================================================================================================
(Unaudited)(dollar amounts, except per share amounts, in thousands)


                                                     Net              Gross                        Net Earnings
                                                                                  ---------------------------------------------
1998                                                Sales            Profit                Amount             Per Share
-------------------------------------------------------------------------------------------------------------------------------

1st Quarter.......... ...                $           900,075           124,252             22,081               .20
2nd Quarter..............                            946,390           128,947             24,014               .21
3rd Quarter..............                            956,794           151,308             35,735               .32
4th Quarter..............                            897,023           110,747              7,153               .07
-------------------------------------------------------------------------------------------------------------------------------
     Total...............                $         3,700,282           515,254             88,983               .80
===============================================================================================================================

                                                     Net              Gross                        Net Earnings
                                                                                   ---------------------------------------------
1997                                                Sales            Profit                Amount             Per Share
-------------------------------------------------------------------------------------------------------------------------------
1st Quarter..............                $           855,192           109,296             13,317               .12
2nd Quarter..............                            879,348           118,815             17,750               .16
3rd Quarter..............                            888,795           122,668             20,697               .19
4th Quarter..............                            878,041           120,705             21,199               .19
===============================================================================================================================
     Total...............                $         3,501,376           471,484             72,963               .66
===============================================================================================================================

                                                     Net              Gross                        Net Earnings
                                                                                  ---------------------------------------------
1996                                                Sales            Profit                Amount             Per Share
-------------------------------------------------------------------------------------------------------------------------------
1st Quarter..............                $           866,112           187,946             73,370               .67
2nd Quarter..............                            858,792           153,985             48,254               .43
3rd Quarter..............                            862,674           155,142             43,129               .39
4th Quarter..............                            837,595           129,818             27,333               .25
===============================================================================================================================
     Total...............                $         3,425,173           626,891            192,086              1.74
===============================================================================================================================

NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 1998, 1997 and 1996 (dollar amounts, except per share amounts, in thousands)

Note 1.  Nature of Operations
         --------------------

  Willamette Industries, Inc. is a diversified, integrated forest products company with 100 manufacturing facilities in 23 states, France, Ireland and Mexico. The Company's principal lines of business are white paper, brown paper and building materials. The Company produces kraft linerboard, corrugating medium, bag paper, fine paper, hardwood market pulp, specialty printing papers, corrugated containers, business forms, cut sheet paper, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard, oriented strand board, laminated beams, laminated veneer lumber, I-joists and other value-added wood products. Based on 1998 sales, the Company's business is comprised of 29% white paper, 37% brown paper and 34% building materials. The Company sells 90% of its products in the United States domestic market and its primary foreign markets are Asia and Europe.

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

  (f) Capitalized Interest
    Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1998, 1997 and 1996 was $13,589, $19,939 and $ 10,534, respectively, and is netted against interest expense in the consolidated statements of earnings. Such capitalized interest will be amortized over the depreciable life of the related assets.

  (g) Business Segments
    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1998. The Company's various product lines have been aggregated into three segments, white paper, brown paper and building materials, based on the similar nature of the products, the economic conditions affecting those products, and management and reporting of those products within the Company. Information with respect to the segments is included in the five-year comparison labeled Supplementary Business Segment Information on page 29.

  (h)  Use of Estimates
    Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  (i) Restatements and Reclassifications
    All share and per share amounts have been restated to reflect the 2-for-1 stock split on September 12, 1997. Certain reclassifications have been made to prior years' data to conform with 1998 presentation.

Note 3. Inventories
        -----------
  The major components of inventories are as follows:

                                                   December 31,
                                           ---------------------------
                                             1998              1997
                                           ---------         ---------
Finished product.......................    $131,383            118,046
Work in progress.......................       6,909              7,404
Raw material...........................     184,734            187,912
Supplies...............................      88,290             81,233
                                           --------           --------
                                           $411,316            394,595
                                           ========           ========
Valued at:
  LIFO cost............................    $276,549            268,447
  Average cost.........................     134,767            126,148

  If current cost rather than LIFO cost had been used by the Company, inventories would have been approximately $49,548 and $62,662 higher in 1998 and 1997, respectively.

Note 4. Property, Plant and Equipment
        -----------------------------

  Property, plant and equipment accounts are summarized as follows:

                             Principal
                             range of              December 31,
                                              ---------------------
                            useful lives         1998        1997
                            ------------      ----------    -------
Land........................       -         $   40,446     39,389
Buildings...................    15 - 30         366,125    342,041
Machinery & equipment.......     5 - 25       4,354,789  3,724,617
Furniture & fixtures........     3 - 10          90,606     85,715
Leasehold improvements......  life of lease       7,209      6,443
Construction in progress....       -            101,522    386,292
                                              ---------  ---------
                                              4,960,697  4,584,497
Accumulated depreciation....                  2,253,551  2,018,206
                                              ---------  ---------
                                             $2,707,146  2,566,291
                                              =========  =========

Note 5.  Long-term Debt
         --------------

  Long-term debt consists of the following:
                                                      December 31,
                                                -----------------------
                                                  1998          1997
                                                --------      ---------
Notes payable to public:
  7.00%, due in 1998.......................      $    -       100,000
  9.625%, due in 2000......................        150,000    150,000
  7.75%, due in 2002.......................        100,000    100,000
  9.125%, due in 2003......................         50,000     50,000
  6.45%, due 2005..........................        100,000       -
  7.00%, due 2018..........................        100,000       -
  9.00%, due in 2021.......................        150,000    150,000

  7.35%, due in 2026 ......................        200,000    200,000
  7.85%, due in 2026.......................        200,000    200,000


Medium-term notes, with interest
  rates ranging from 6.45% to 7.30%,
  due in varying amounts through 2013......        205,700    150,000

Bank loans, with interest rates
  averaging 5.52% and 6.04%, due
  in varying amounts through 2001..........        445,000    700,000

Revenue bonds, with interest
  rates averaging 4.59% and 4.94%,
  due in varying amounts
  through 2026.............................        113,800    121,640

Other long-term debt, with
  interest rates averaging
  7.43% and 6.76%, due in
  varying amounts through 2006.............          8,850      2,994
                                                ----------  ---------
                                                 1,823,350  1,924,634
Less: Current installments.................          2,267      8,633
                                                ----------  ---------
                                                $1,821,083  1,916,001
                                                ==========  =========

  Principal payment requirements on the above debt for the four years subsequent to 1999 are: 2000, $151,166; 2001, $146,187; 2002, $111,095; 2003, $64,134.

  In January, 1998, the Company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.0% due 2018. In June, 1998, the Company initiated a Medium-term Note Program and had issued $100.2 million of notes as of December 31, 1998. The medium-term notes carry interest rates ranging from 6.45% to 6.60% and maturities from 11 to 15 years. The proceeds of both issuances were used to replace notes maturing in 1998 and other bank borrowings.

  The Company has a revolving loan with a group of banks which provides for borrowings up to $650.0 million in principal amount and provides backup for a Master Note Program. At December 31, 1998, the outstanding balance covered under the revolving loan was $445.0 million.

  The Company utilized short-term borrowings with a number of banks at various times during 1998 and 1997 of which $47,252 was outstanding at December 31, 1998. The weighted average interest rate on short-term borrowings at December 31, 1998 and 1997 was 5.46% and 5.75%, respectively. Interest is based upon prevailing short-term rates in effect at the time of the transaction.

  The  fair  value  of  the  Company's   long-term   debt  is  estimated  to  be
approximately $1,913,000, based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt with the same remaining maturities.


Note 6. Income Taxes
        ------------

  The provision for income taxes includes the following:

                                            1998      1997      1996
                                          -------   -------   --------

Payable from taxable earnings.......... $  26,018    (4,350)   73,283
Payable due to AMT.....................    10,100    14,000         -
                                          -------   -------   -------
Currently payable......................    36,118     9,650    73,283
Deferred taxes due to temporary
  differences for:
    Accelerated depreciation...........    26,974    23,395    37,501
    Other..............................   (19,292)    5,255     3,216
                                          -------   -------   -------
    Total deferred ....................     7,682    28,650    40,717
                                          -------   -------   -------
      Total provision.................. $  43,800    38,300   114,000
                                          =======   =======   =======
Federal income taxes................... $  36,664    31,600    97,000
Other income taxes.....................     7,136     6,700    17,000
                                          -------   -------   -------
                                        $  43,800    38,300   114,000
                                          =======   =======   =======

  The Company's deferred income tax liability is mainly due to depreciation. Differences between the effective tax rate and the Federal statutory rate are shown in the following table as a percentage of pretax income:

                                                   1998    1997    1996
                                                   -----   -----   -----

Federal statutory rate.......................      35.0%   35.0%   35.0%
State income taxes, net of
  Federal tax effect.........................       2.3     2.3     3.6
Benefit from foreign taxes...................      (3.6)   (1.3)      -
Other........................................      (0.7)   (1.6)   (1.4)
                                                   -----   -----   -----
                                                   33.0%   34.4%   37.2%
                                                   =====   =====   =====

  The Company's consolidated Federal income tax returns through 1993 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the Company has provided for all deficiencies that ultimately might be assessed.

  The Tax Reform Act of 1986  expanded  the  corporate  alternative  minimum tax
(AMT). Under this Act, the Company's tax liability is the greater of its regular tax or the AMT. To the extent the Company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. At December 31, 1998, the Company had $24,100 in AMT credits.

Note 7.  Pension and Retirement Plans
         ----------------------------

Contributory Plans
  The Company covers all salaried employees and some hourly employees under 401(k) plans. The amounts contributed by the Company vary for the plans. Total plan expenses were $11,221, $10,903 and $10,430 in 1998, 1997 and 1996, respectively.

Defined Benefit Plans
  The Company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees. Substantially all other employees of the Company are covered by noncontributory defined benefit plans. Retirement benefits are based on years of service and compensation prior to retirement. Total pension expense in 1998, 1997 and 1996 for all such plans was $8,863, $10,770 and $10,628, respectively.

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

  The following table sets forth reconciliations of the benefit obligation, plan assets, funded status and disclosure of assumptions utilized in the December 31 calculations:

                                                                                            Postretirement
                                                   Defined Benefit Plans                     Benefit Plans
                                             ----------------------------------    ----------------------------------
                                                  1998               1997               1998               1997
                                             ---------------    ---------------    ---------------    ---------------
Change in Benefit Obligation:

Benefit obligation - Beginning of year       $      342,065            311,273             34,277             31,676
Service cost                                         15,401             14,533              1,182              1,182
Interest cost                                        24,585             22,576              2,428              2,290
Other                                                 1,945              3,883                680                967
Actuarial loss                                       15,448              2,286              3,072                834
Benefits paid                                       (13,336)           (12,486)            (4,291)            (2,672)
                                              ---------------    ---------------    ---------------    ---------------
Benefit obligation - End of year             $      386,108            342,065             37,348             34,277
                                              ===============    ===============    ===============    ===============

Change in Assets:

Fair value of assets - Beginning of year     $      460,911            390,375               -                  -
Actual return on plan assets                         77,610             80,404               -                  -
Employer contribution                                 2,740              3,564              3,611              2,051
Other                                                   531               (946)               680                621
Benefits paid                                       (13,336)           (12,486)            (4,291)            (2,672)
                                              ---------------    ---------------    ---------------    ---------------
Fair value of assets - End of year           $      528,456            460,911               -                  -
                                              ===============    ===============    ===============    ===============

Reconciliation of Funded Status:

Funded status                                 $     142,348            118,846            (37,348)           (34,277)
Unrecognized actuarial (gain)/loss                 (154,298)          (129,642)             8,515              5,628
Unrecognized prior service cost                      12,209             12,380                282                314
Unrecognized asset                                     (964)            (1,568)                -                  -
                                               -------------      -------------      -------------      -------------
Prepaid (accrued) benefit cost                $        (705)                16            (28,551)           (28,335)
                                               =============      =============      =============      =============

Assumptions as of December 31:

Discount rate                                          7.00%              7.25%              7.00%              7.25%
Expected return on plan assets                         9.00%              9.00%                -                  -
Rate of increase in compensation levels                5.00%              5.00%                -                  -
Medical trend rate                                       -                  -                8.50%              9.00%

  For the year 1998, an 8.5% increase in the medical cost trend rate was assumed. In the future, the rate decreases incrementally to an ultimate annual rate of 5.0%. A 1.0% increase in the medical trend rate would increase the postretirement benefit obligation (PBO) by $4,200 and increase the service and interest cost by $490. A 1.0% decrease in the medical trend rate would decrease the PBO by $3,800 and decrease the service and interest cost by $430. Various pension plans have benefit obligations in excess of plan assets. The following table sets forth the unfunded status of those plans:

                                      Defined Benefit Plans
                                       1998                1997
                                ----------------    ----------------
Benefit obligation             $       9,491               1,149
                                ================    ================
PLan assets (fair value)       $       8,676                 996
                                ================    ================

The components of net periodic benefit cost are as follows:

                                                                                            Postretirement
                                                   Defined Benefit Plans                     Benefit Plans
                                              ---------------------------------    -----------------------------
                                                  1998               1997               1998               1997
                                              --------------     -------------     --------------      ---------
Service cost                                 $   15,401             14,533              1,182             1,182
Interest cost                                    24,585             22,576              2,428             2,290
Expected return on plan assets                  (35,138)           (31,107)               -                 -
Amortization of prior service cost                1,841              1,765                 31                31
Amortization of net transition obligation          (604)              (604)               -                 -
Recognized actuarial (gain)/loss                 (2,625)            (1,507)               185               205
                                              -----------        -----------       -----------         ---------
Net periodic benefit cost                    $    3,460              5,656              3,826             3,708
                                              ===========        ===========       ===========         =========

Note 8. Stockholders' Equity
        --------------------

  The Company's 1995 Long-term Incentive Compensation Plan (the Plan), which replaced an earlier plan, provides for grants of stock options, awards of stock appreciation rights and restricted shares of common stock to directors and key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in 33 1/3% increments per year and expire ten years from the date of grant. The Company has reserved 5,500,000 shares for distribution under the Plan. The Company has elected to account for stock based compensation under Accounting Principles Board Opinion #25. A summary of stock option activity is as follows:

                                         Option            Price
                                         Shares          Per Share
                                      ----------       -------------
Outstanding December 31, 1995.......   2,563,608      $11.625-25.75
  Granted ..........................     546,060           30.875
  Exercised.........................     251,494       11.625-25.75
  Canceled or surrendered..........        9,480       11.625-30.875
Outstanding December 31, 1996.......   2,848,694       11.625-30.875
  Granted ..........................     776,940           30.563
  Exercised.........................     650,092       11.625-30.875
  Canceled or surrendered..........      126,972       22.685-30.875
                                      ----------       --------------
Outstanding December 31, 1997.......   2,848,570       11.625-30.875
  Granted ..........................     626,370           38.6875
  Exercised.........................     102,286       13.125-30.875
  Canceled or surrendered..........       28,567        25.75-38.675
                                      ----------        -------------
Outstanding December 31, 1998......    3,344,087       11.625-38.6875
                                      ==========       ==============
Shares exercisable..................   2,278,096      $11.625-38.6875
                                      ==========       ==============

  Restricted shares have been awarded to certain officers at no cost based upon continued employment and the attainment of performance goals, or both. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1998, 7,792 restricted shares had not yet vested.

  The Company has a shareholder rights plan providing for the distribution of rights to shareholders ten days after a person or group becomes the owner of 20% or more of the Company's common stock or makes a tender or exchange offer which would result in the ownership of 30% or more of the common stock. Once the rights are distributed, each right becomes exercisable to purchase, for $280, 1/100th of a share of a new series of Company preferred stock, which 1/100th share is intended to equal four common shares in market value. Each right is exercisable to purchase, for $280, common shares with a market value of $560. The rights will expire in 2000.

  In September, 1998, the Board of Directors authorized the repurchase of up to $25.0 million of the Company's common stock. The Company repurchased 470,900 shares of common stock for $13.0 million in the third and fourth quarters of 1998.

Note 9.  Acquisitions/Dispositions
         -------------------------

    In December 1998, the Company finalized the sale of 117,000 acres of timberland in southwestern Washington for $234.0 million. The timberland was acquired in 1996 as part of the Cavenham acquisition noted below. The timberland was sold as it was not critical to the long-term supply needs of the Company's Northwest operations. Proceeds of the sale were used to pay down existing debt.

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

    Both acquisitions were accounted for as purchases. Supplemental information concerning the two acquisitions follows:

                                             Cavenham               Medite
                                      --------------------------------------
Cash purchase price.................    $   957,274                 62,000
                                         ============           ============

Purchase price was allocated to:
  Current assets....................    $      -                   29,913
  Timber and timberlands............        950,380                  -
  Property, plant and equipment.....          8,612                60,569
  Debt assumed......................           -                  (20,804)
  Other assets and liabilities......         (1,718)               (7,678)
                                          -----------           ------------
                                        $   957,274                62,000
                                          ===========           ============

Note 10.  Contingencies
          -------------

    There are various lawsuits, claims and environmental matters pending against the Company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on the Company's financial condition or operations.

                                INDEX TO EXHIBITS


EXHIBIT
-------
3A. Third Restated Articles of Incorporation of the registrant, as amended. Incorporated by reference from Exhibit 3A of the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996. [16]

3B.      Bylaws of the registrant as amended through December 1, 1998. [23]

4A. Indenture dated as of March 15, 1983, between the registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985 (File No. 33-1876). [89]

4B. Indenture dated as of January 30, 1993 between the registrant and The Chase Manhattan Bank. Incorporated by reference from Exhibit 4A of the registration statement on Form S-3 effective March 1, 1993 (File No. 33-58044). [82]

4C. Credit Agreement dated as of May 10, 1996, among the registrant, Bank of America National Trust and Savings Association, ABN Amro Bank N.V., Morgan Guaranty Trust Company of New York, Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and other financial institutions parties thereto, authorized $1,000,000,000. Incorporated by reference from
         Exhibit 4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996.

10A. Willamette Industries, Inc. Deferred Compensation Plan for Directors. Incorporated by reference from Exhibit 10A of the registrant's annual report on Form 10-K for the year ended December 31, 1996 ("the 1996 Form 10-K").* [3]

10B. Willamette Industries, Inc. 1986 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference from Exhibit 10B of the 1996 Form 10-K.* [8]

10C. Willamette Industries, Inc. Retirement Plan for Nonemployee Directors. Incorporated by reference from Exhibit 10C of the 1996 Form 10-K.* [2]

10D. Willamette Industries Inc. Severance Agreement with Key Management Group. Incorporated by reference from Exhibit 10D of the 1996 Form 10-K.* [13]

10E. Willamette Industries 1993 Deferred Compensation Plan. Incorporated by reference from Exhibit 10E to the registrant's annual report on Form 10-K for the year ended December 31, 1993.* [16]


10F. Willamette Industries 1995 Long-Term Incentive Compensation Plan. Incorporated by reference from Exhibit 10F of the registrant's annual report on Form 10-K for the year ended December 31, 1994.* [12]

10G. Consulting agreement dated December 1, 1998 between the registrant and William Swindells.* [4]

10H. Rights Agreement dated as of February 26, 1990, amended December 3, 1996 ("Rights Agreement"). Incorporated by reference from Exhibit 10 of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997. [61]

10I.     Ammendment No.2 to Rights Agreement dated as of November 13, 1997.

11. Computation of per share earnings is obtainable from the financial statements filed with this annual report on Form 10-K.

12.      Computation of Ratio of Earnings to Fixed Charges.  [1]

21.      Omitted  because  the  registrant's   subsidiaries  considered  in  the
         aggregate as a single subsidiary do not constitute a significant subsidiary.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 11, 1999, in the registrant's registration statements on Form S-3 and Form S-8. [1]

27.      Financial Data Schedule.  [1]

99.      Description of capital stock.  [4]

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