Form 10-Q
period 1999-03-31
WILLAMETTE INDUSTRIES INC
filed 1999-05-13
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                 March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 111,332,313 at April 30, 1999.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1

                                                             MARCH 31,   DECEMBER 31,
                           ASSETS                               1999         1998
                           ------                            ---------   -----------
Current assets:
  Cash                                                  $      22,303         31,359
  Accounts receivable, less allowance
    for doubtful accounts of $4,503 and $4,300                339,145        306,332
  Inventories (Note 2)                                        397,838        411,316
  Prepaid expenses and timber deposits                         40,732         45,316
                                                            ---------      ---------

         Total current assets                                 800,018        794,323

Timber, timberlands and related facilities, net             1,102,661      1,112,180

Property, plant and equipment, at cost less
  accumulated depreciation of $2,310,934 and $2,253,551     2,712,881      2,707,146

Other assets                                                   82,807         84,019
                                                             ---------     ---------

                                                            4,698,367      4,697,668
                                                            =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Current installments on long-term debt                        2,205          2,267
  Notes payable                                                35,211         47,252
  Accounts payable, includes book overdrafts
    of $37,756 and $55,030                                    176,249        196,134
  Accrued expenses                                            172,458        165,743
  Accrued income taxes                                         19,077         16,081
                                                             ---------     ---------

         Total current liabilities                            405,200        427,477

Deferred income taxes                                         415,418        404,518

Other liabilities                                              42,782         42,159

Long-term debt, net of current installments                 1,816,521      1,821,083

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value.
    Authorized 5,000 shares.                                     -              -
  Common stock, $.50 par value. Authorized 150,000
    shares; issued 111,065 and 110,981 shares.                 55,533         55,490
  Capital surplus                                             287,275        285,140
  Retained earnings                                         1,675,638      1,661,801
                                                            ---------      ---------

         Total stockholders' equity                         2,018,446      2,002,431
                                                            ---------      ---------

                                                         $  4,698,367      4,697,668
                                                            =========      =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1




                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                             1999       1998
                                                             ----       ----

Net sales                                                $  923,453    900,075

Cost of sales (Note 3)                                      778,295    775,823
                                                            -------    -------

  Gross profit                                              145,158    124,252

Selling and administrative expenses                          65,152     62,741
                                                            -------    -------

  Operating earnings                                         80,006     61,511

Other income (expense) - net                                    (91)     2,773
                                                            -------    -------
                                                             79,915     64,284

Interest expense                                             32,760     30,572
                                                            -------    -------

  Earnings before provision for income taxes                 47,155     33,712

Provision for income taxes                                   15,561     11,631
                                                            -------    -------

  Net earnings                                           $   31,594     22,081
                                                            =======    =======


Per share information (1):
  Basic earnings per share                               $     0.28       0.20
                                                            =======    =======
  Diluted earnings per share                             $     0.28       0.20
                                                            =======    =======

  Dividends                                              $     0.16       0.16
                                                            =======    =======

Weighted average shares outstanding:
   Basic                                                    111,002    111,362
   Diluted (2)                                              111,478    111,915

(1) Per share earnings are based upon the weighted average number of shares outstanding.

(2) Weighted average shares outstanding (diluted) are calculated using the treasury stock method assuming all stock options are exercised.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              1999       1998
                                                            --------   --------
Cash flows from operating activities:
  Net earnings                                         $     31,594      22,081
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation                                           59,500      68,764
      Cost of fee timber harvested                           10,954      12,195
      Other amortization                                      4,105       4,836
      Increase in deferred income taxes                      10,900       5,816

  Changes in working capital items:
      Accounts receivable                                   (32,813)    (20,471)
      Inventories                                            13,478      (9,098)
      Prepaid expenses and timber deposits                    4,584     (11,770)
         Accounts payable and accrued expenses              (13,170)    (27,122)
      Accrued income taxes                                    2,996       4,096
                                                            -------     -------
  Net cash from operating activities                         92,128      49,327
                                                            -------     -------

Cash flows from investing activities:
      Proceeds from sale of equipment                           510          64
      Expenditures for property, plant and equipment        (65,741)    (93,770)
      Expenditures for timber and timberlands                (2,274)     (2,393)
      Expenditures for roads and reforestation               (2,912)     (3,101)
         Other                                                1,491     (20,082)
                                                            -------     -------
  Net cash from investing activities                        (68,926)   (119,282)
                                                            -------    -------

Cash flows from financing activities:
      Net change in operating lines of credit               (12,041)     90,050
      Debt borrowing                                            152           -
      Proceeds from sale of common stock                      2,164       1,072
         Cash dividends paid                                (17,757)    (17,816)
      Payment on debt                                        (4,776)       (710)
                                                            -------     -------
  Net cash from financing activities                        (32,258)     72,596
                                                            -------     -------

Net change in cash                                           (9,056)      2,641

Cash at beginning of period                                  31,359      27,600
                                                            -------     -------

Cash at end of period                                  $     22,303      30,241
                                                            =======     =======

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)               $     42,203      39,248
                                                            =======     =======

    Income taxes                                       $        729       1,718
                                                            =======     =======

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2   The components of inventories are as follows (thousands of dollars):

                                                 March 31,      December 31,
                                                   1999            1998
                                                ---------        ---------

                  Finished product            $  141,388          131,383
                  Work in progress                 7,675            6,909
                  Raw material                   156,244          184,734
                  Supplies                        92,531           88,290
                                                --------         --------

                                              $  397,838          411,316
                                                ========         ========

Note 3 Effective January 1, 1999, the Company changed its accounting estimates relating to depreciation. The estimated service lives for much of the Company's machinery and equipment was extended five years. The change was based upon a study performed by the Company's engineering department, comparisons to typical industry practices and the effect of the Company's extensive capital investments which have resulted in a mix of assets with longer productive lives due to technological advances. As a result of the change, the Company's net income for the three months ended March 31, 1999, was increased $14.1 million, or $0.13 per share. The Company estimates the change will increase net income in 1999 by approximately $55.2 million, or $0.50 per share.

Note 4 Certain items previously reported have been reclassified to conform with the 1999 presentation.





         Other  notes  have  been  omitted   pursuant  to  Rule  10-01(a)(5)  of
         Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 1999


The Company's three basic businesses, white paper, brown paper and building materials, are affected by changes in general economic conditions. White and brown paper sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. All industry segments are influenced by global economic factors of supply and demand. In addition, the cost of wood and recycled fiber, basic raw materials for all segments, are sensitive to various supply and demand factors, including environmental issues affecting supply.

                              SEGMENT INFORMATION
                               -------------------

                                  Three Months Ended March 31,

                                             1999        1998
                                           --------    --------

Sales:
   Building Materials                    $ 332,807     293,888
   Brown Paper                             332,697     337,250
   White Paper                             257,949     268,937
                                          --------    --------
                                         $ 923,453     900,075
                                          ========    ========

Operating Earnings:(1)
   Building Materials                    $  49,758      13,549
   Brown Paper                              33,674      41,106
   White Paper                               9,190      18,312
   Corporate                               (12,616)    (11,456)
                                            ------      ------
                                         $  80,006      61,511
                                          ========    ========

(1) Operating earnings for 1999 include the positive impact of a change in estimate for depreciable lives of property, plant and equipment. The increase in operating earnings is approximately as follows:

       Building Materials    $5,700
       Brown Paper            6,200
       White Paper            9,100

                              RESULTS OF OPERATIONS
                     1st Quarter 1999 vs,. 1st Quarter 1998
                     --------------------------------------

Consolidated net sales increased 2.6% and operating earnings increased 30.1% in the first quarter of 1999 compared with the first quarter of 1998. The sales increase was driven by increased unit shipments for most product lines and positive movement in average sales prices during the quarter for many building materials products. Consolidated operating earnings increased due to improved markets for building materials and the positive impact from a change in estimate for depreciable lives of property, plant and equipment. The change in depreciable lives was based upon a study performed by the Company's engineering department, comparisons to typical industry practices and the effect of the Company's extensive capital investments which have resulted in a mix of assets with longer productive lives due to technological advances. The change in estimate increased first quarter 1999 operating earnings $21.0 million and net income $14.1 million, or $0.13 per share.

Brown paper net sales declined 1.4% and operating earnings decreased 18.1% (33.2% before the depreciation adjustment) in the first quarter of 1999, as average sales prices decreased in all product lines compared to the prior year. Corrugated container prices were down 6.8% and grocery bag prices declined 7.8% as the market adjusted to supply and demand issues. While the price trend in the first quarter was down, price increases announced at the end of the first quarter should begin to show positive results in the second quarter.

Unit shipments in the brown paper segment increased over the prior year to help partially offset the negative price impact. Corrugated container unit shipments increased 7.6% and grocery bags showed a modest 2.5% increase from the first quarter of 1998. The increase in corrugated container unit shipments was the result of expansion of internal converting capacities through capital projects. Raw material costs also positively affected earnings during the quarter as old corrugated container (OCC) costs decreased 26.8% and chip costs decreased 11.4% from the comparable period of 1998.

White paper net sales decreased 4.1% and operating earnings decreased 49.8% (99.5% before the effect of the depreciation change) in the first quarter of 1999 compared to 1998, as sales prices declined in all product lines. Average sales prices declined 17.7% for fine paper, 14.9% for cut sheets, 11.2% for continuous forms and 2.1% for hardwood market pulp. These price declines reflect the supply and demand imbalances created by the increase in imports of white paper and softness in worldwide markets.

Partially offsetting the decline in prices were unit shipment increases for continuous forms and cut sheets. Continuous forms increased 15.9% and cut sheets increased 24.2% over the prior year. The increase in continuous forms was the result of the Company's increased focus on the resale market (sales to office superstores). Cut sheet unit shipment increases resulted from the start-up of our new Brownsville, Tennessee, cut sheet plant which came on-line in February 1998, and increased converting volumes at other facilities due to the production from the new Kentucky paper machine ("K-2"), which successfully came on-line at the end of the second quarter of 1998. Hardwood market pulp realized the only decline, as unit shipments decreased 20.4% from the prior year. Raw material costs also impacted white paper results, as chip costs increased 5.4% over the first quarter of 1998.

Building materials net sales increased 13.2% and operating earnings increased 267.2% (225.2% before the effects of the depreciation change) in the first quarter compared to the prior year. Increases in average sales prices for structural panels and increased unit shipments led to the operating earnings growth. With the continued strength in housing starts, prices for oriented strand board (OSB) increased 26.1% and plywood increased 18.9% over the first quarter of 1998. While lumber prices remained flat with the prior year, particleboard decreased 2.2% and MDF decreased 3.2%. Lumber prices, however, did increase 15.1% over average sales prices in the fourth quarter of 1998.

Unit shipment volumes were strong in the first quarter of 1999, as all product lines experienced increases over the first quarter of 1998. Lumber unit shipments increased 13.6% over the prior year as gains were realized from capital project completions, including the start-up of our new small-log sawmill in Taylor, Louisiana in August 1998. While strong housing starts helped bolster lumber shipments, they also contributed to structural panel increases as OSB increased 25.9% and plywood increased 8.9% from 1998. Composite board products also realized unit shipment gains as MDF increased 11.5% over volumes achieved in 1998. MDF unit shipments increased as a result of expansion from capital projects and the acquisition of a new facility in Morcenx, France in March 1998.

Selling and administrative expenses increased $2.4 million or 3.8% in the first quarter mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales was 7.1% for the first quarter of 1999 compared to 7.0% for the same period in 1998.

Interest expense was $32.8 million in the first quarter of 1999 compared with $30.6 million in the prior year. The increase in interest expense was driven by capital project completions, which resulted in a decrease in capitalized interest from $5.6 million in the first quarter of 1998 to $.5 million for the first quarter of 1999. The Company's effective interest rate on average outstanding debt slightly increased to 7.1% for the first quarter of 1999 compared to 7.04% in 1998.

                    Financial Condition as of March 31, 1999
                    ----------------------------------------

For the first three months of 1999, cash flows from operating activities were $92.1 million, representing an increase of 86.8% from the same period in 1998. The increase was primarily attributable to reductions in inventories and various other changes in working capital items compared to the prior year. Net working capital increased 7.6% to $394.8 million at March 31, 1999, compared to $366.8 million at December 31, 1998. The total debt to capital ratio decreased to 47.9% at March 31, 1999, from 48.3% at December 31, 1998.

In December 1998, the Company finalized the sale of 117,000 acres of timberland in southwest Washington for $234.0 million. The Company acquired the land in 1996 as part of the purchase of Cavenham Forest Industries. The timberlands were not critical to the long-term fiber supply needs of the Company's Northwest operations. Proceeds were used to pay down existing debt.

On April 20, 1999, the Board of Directors of the Company voted to pay a quarterly cash dividend of $.18 in the second quarter of 1999, which was a 12.5% increase over the previous quarterly rate; however, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a Credit Agreement.

                              YEAR 2000 COMPLIANCE
                              --------------------

The year 2000 (Y2K) issue, which is common to most businesses, arises from the inability of systems and certain software application programs to properly recognize and process dates and date sensitive information on and beyond January 1, 2000. In 1996, the Company began working to address the possible effects of the Y2K issue on its information, financial and manufacturing systems. These efforts include inventory assessment, modification and testing of these key systems. Willamette is fortunate in that many of the Company's systems have been replaced during the past few years as we implemented new technology. Many of these new systems are currently Y2K ready. To date, the Company has spent $3.9 million on Y2K readiness and currently estimates that total spending will not exceed $10.0 million. These costs are being expensed as incurred and are not expected to have a material impact on the Company's financial position.

As of March 31, 1999, a majority of the Company's financial and information systems have been modified and tested for Y2K readiness and are expected to be compliant by the end of the second quarter of 1999. In the manufacturing area, the Company has completed the process of inventorying and assessing its primary manufacturing systems for Y2K readiness. To date, no significant issues have been identified with the Company's manufacturing systems and the Company expects to resolve any issues with these systems by the third quarter of 1999.

The Company has also been surveying its major vendors, suppliers and customers to assess the potential impact on its operations of these key third-party relationships. This process includes obtaining a letter of certification from vendors and suppliers on their Y2K readiness and monitoring the status of key customers. To date, no significant compliance issues have been identified with these third parties. The Company plans to continually update and evaluate compliance with these key third parties throughout 1999.

The most reasonably likely worst case scenario facing the Company is the occurrence of unscheduled down-time at its facilities resulting from internal system difficulties or third-party failures that could have a significant adverse affect on the Company's earnings. While it is the Company's belief that all of its systems will be assessed and modified before January 1, 2000, there can be no guarantee that issues will not arise pertaining to these systems or that vendors, suppliers and customers will adequately address their Y2K readiness requirements. The Company is developing contingency plans relating to mission-critical systems and key third parties. These include identifying alternative suppliers and manufacturing systems, and working with major customers who may be affected by Y2K issues. The Y2K readiness effort is continuously monitored by a special task force which makes regular reports to senior management and the audit committee of the Board of Directors.

                           Forward-Looking Statements
                           --------------------------

Statements contained in this report that are not historical in nature, including without limitation adequacy of the Company's liquidity resources, the impact of environmental regulations and risks associated with the Year 2000 problem, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those projected. Such risks and uncertainties with respect to the Company, in addition to those included with the forward-looking statements, include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

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

                                                                       FORM 10-Q
                                                                         PART II



                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

As first reported in the Company's Form 8-K report filed January 26, 1998, the Company received from the Environmental Protection Agency (EPA) a request for information under Section 114 of the Clean Air Act (the Act) with respect to the Company's building materials operations. The requests were focused on compliance with regulations under the Prevention of Significant Deterioration ("PSD") Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation
(NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The Company is reviewing the allegations contained in the NOVs and is meeting with the EPA to negotiate a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received NOVs under the Act have involved the payment of fines and agreements to install emission control equipment and undertake supplemental environmental projects.

In November 1998, the Company received from the EPA a request for information under Section 114 of the Act with respect to the Company's paper operations. This request also focused on compliance with the PSD regulations. Subsequently, on April 19, 1999, the Company received an NOV relating to its Johnsonburg, Pennsylvania, pulp and paper mill. The NOV alleges violations of the Act relating to two major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The Company is reviewing the allegations contained in this NOV and will be meeting with federal and state officials to discuss the issues raised by the NOV. The Company believes that additional NOVs may be issued with respect to one or more of the Company's other paper mills.

The Company believes that the outcome of the foregoing proceedings will not have a material adverse effect on the Company's financial position.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of the Company's shareholders was held April 20, 1999. The following directors were elected at the annual meeting for terms of office expiring in the indicated year by the vote indicated below:

                             Expiration                         Abstentions and
                              of term      For       Withheld  Broker non-votes
                              -------      ---       --------  ----------------

       Winslow H. Buxton        2002    100,256,340   646,574          0
       G. Joseph Prendergast    2002    100,297,880   605,034          0
       William Swindells        2002    100,282,327   620,587          0

The following individuals continue to serve as directors:

                    Gerard K. Drummond         2000
                    Kenneth W. Hergenhan       2001
                    Paul N. McCracken          2000
                    Stuart J. Shelk, Jr.       2000
                    Robert M. Smelick          2001
                    Samuel C. Wheeler          2000
                    Benjamin R. Whiteley       2001

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

            (a)  Exhibits
                 --------

                 Exhibit No.          Exhibit
                 -----------          -------

                    12                Computation of
                                      Ratio of Earnings
                                      to Fixed Charges.

                    27 Financial Data Schedule for three-month period ended March 31, 1999.

             (b) Reports on Form 8-K

                 On March 11, 1999, the Company filed a report on Form 8-K reporting under Item 5 a change in accounting estimate for depreciable lives of property, plant and equipment.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WILLAMETTE INDUSTRIES, INC.



                           By    /s/J. A. Parsons
                                 ----------------
                                 J. A. Parsons
                                 Executive Vice President
                                 (Principal Financial Officer)

Date: May 12, 1999