Form 10-Q
period 1999-06-30
WILLAMETTE INDUSTRIES INC
filed 1999-08-12
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  June 30, 1999

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

                                           Yes -x-        No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 111,555,848 at July 31, 1999.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1


                                                                  JUNE 30,    DECEMBER 31,
                           ASSETS                                   1999          1998
                           ------                                ---------     -----------
Current assets:
  Cash                                                         $    19,930        31,359
  Accounts receivable, less allowance
    for doubtful accounts of $4,805 and $4,300                     392,301       306,332
  Inventories (Note 2)                                             405,450       411,316
  Prepaid expenses and timber deposits                              39,755        45,316
                                                                 ---------     ---------

         Total current assets                                      857,436       794,323

Timber, timberlands and related facilities, net                  1,095,560     1,112,180

Property, plant and equipment, at cost less
  accumulated depreciation of $2,389,308 and $2,253,551          2,749,159     2,707,146

Other assets                                                        81,843        84,019
                                                                 ---------     ---------

                                                               $ 4,783,998     4,697,668
                                                                 =========     =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                       $     3,879         2,267
  Notes payable                                                     73,584        47,252
  Accounts payable, includes book overdrafts
    of $45,814 and $55,030                                         190,403       196,134
  Accrued expenses                                                 179,671       165,743
  Accrued income taxes                                               4,872        16,081
                                                                 ---------      --------

         Total current liabilities                                 452,409       427,477

Deferred income taxes                                              441,814       404,518

Other liabilities                                                   42,594        42,159

Long-term debt, net of current installments                      1,772,279     1,821,083

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value
    Authorized 5,000 shares                                              -             -
  Common stock, $.50 par value. Authorized 150,000
    shares; issued 111,486 and 110,981 shares                       55,743        55,490
  Capital surplus                                                  300,270       285,140
  Retained earnings                                              1,718,889     1,661,801
                                                                 ---------     ---------

         Total stockholders' equity                              2,074,902     2,002,431
                                                                 ---------     ---------

                                                               $ 4,783,998     4,697,668
                                                                 =========     =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,               JUNE  30,
                                            ---------------------   ---------------------
                                               1999        1998        1999        1998
                                            ----------  ---------   ----------  ---------

Net sales                                   $1,007,369    946,390   $1,930,822  1,846,465

Cost of sales (Note 3)                         808,408    817,443    1,586,703  1,593,266
                                             ---------  ---------    ---------  ---------

  Gross profit                                 198,961    128,947      344,119    253,199
Selling and administrative expenses             65,909     63,414      131,061    126,155
                                             ---------  ---------    ---------  ---------
  Operating earnings                           133,052     65,533      213,058    127,044

Other income (expense) - net                      (304)       (19)        (395)     2,754
                                             ---------  ---------    ---------  ---------
                                               132,748     65,514      212,663    129,798
Interest expense                                31,609     30,427       64,369     60,999
                                             ---------  ---------    ---------  ---------
  Earnings before provision for income taxes   101,139     35,087      148,294     68,799

Provision for income taxes                      37,825     11,073       53,386     22,704
                                             ---------  ---------    ---------  ---------

  Net earnings                              $   63,314     24,014   $   94,908     46,095
                                             =========  =========    =========  =========

Per share information (1):
  Basic earnings per share                  $     0.57       0.21   $     0.85       0.41
                                             =========  =========    =========  =========
  Diluted earnings per share                $     0.57       0.21   $     0.85       0.41
                                             =========  =========    =========  =========
  Dividends                                 $     0.18       0.16   $     0.34       0.32
                                             =========  =========    =========  =========
Weighted average shares outstanding:
  Basic                                        111,362    111,417      111,183    111,390
                                             =========  =========    =========  =========
  Diluted (2)                                  112,055    112,050      111,787    112,027
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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                   1999           1998
                                                                ---------      ----------
Cash flows from operating activities:
  Net earnings                                                 $   94,908         46,095
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation (Note 3)                                       118,696        139,106
      Cost of fee timber harvested                                 21,525         24,902
      Other amortization                                            8,352          9,738
      Increase in deferred income taxes                            37,377          6,564

  Changes in working capital items:
      Accounts receivable                                         (79,298)       (29,867)
      Inventories                                                   8,799         17,067
      Prepaid expenses and timber deposits                          5,570        (13,439)
         Accounts payable and accrued expenses                      1,017        (22,379)
      Accrued income taxes                                        (11,264)        (1,879)
                                                                ---------     ----------
  Net cash from operating activities                              205,682        175,908
                                                                ---------     ----------

Cash flows from investing activities:
      Proceeds from sale of equipment                                 615          1,851
      Expenditures for property, plant and equipment             (120,764)      (204,024)
      Expenditures for timber and timberlands                      (6,579)        (5,769)
      Expenditures for roads and reforestation                     (5,908)        (6,027)
         Other                                                    (34,239)       (21,366)
                                                                ---------     ----------
  Net cash from investing activities                             (166,875)      (235,335)
                                                                ---------     ----------

Cash flows from financing activities:
      Net change in operating lines of credit                      26,332         88,550
      Debt borrowing                                               27,770            206
      Proceeds from sale of common stock                           15,356          2,126
         Cash dividends paid                                      (37,820)       (35,644)
      Payment on debt                                             (81,874)        (1,556)
                                                                ---------     ----------
  Net cash from financing activities                              (50,236)        53,682
                                                                ---------     ----------

Net change in cash                                                (11,429)        (5,745)

Cash at beginning of period                                        31,359         27,600
                                                                ---------     ----------

Cash at end of period                                          $   19,930         21,855
                                                                =========     ==========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $   65,179         58,744
                                                                =========     ==========

    Income taxes                                               $   22,800         16,123
                                                                =========     ==========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):

                                                      June 30,      December 31,
                                                       1999            1998
                                                      ---------      ---------

              Finished product                       $  141,142        131,383
              Work in progress                            8,090          6,909
              Raw material                              161,856        184,734
              Supplies                                   94,362         88,290
                                                      ---------      ---------

                                                     $  405,450        411,316
                                                      =========      =========

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

              As a result of the change, the Company's net income was increased $26.4 million, or $0.24 per share for the six months ended June 30, 1999, and $12.3 million, or $0.11 per share, for the second quarter of 1999. The Company estimates the change will increase net income in 1999 by approximately $52.8 million, or $0.47 per share.






              Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 JUNE 30, 1999


The Company's three basic businesses, building materials, brown paper and white paper, are affected by changes in general economic conditions. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. White and brown paper sales and earnings tend to follow the general economy. All industry segments are influenced by global economic factors of supply and demand. In addition, the cost of wood and recycled fiber, basic raw materials for all segments, are sensitive to various supply and demand factors, including environmental issues affecting supply.


                               SEGMENT INFORMATION
                               -------------------

                              Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                           ----------------------    ----------------------
                               1999        1998          1999        1998
                           ----------   ---------    ----------  ----------
Sales:
  Building Materials       $  388,514     320,614    $  721,321     614,502
  Brown Paper                 354,188     357,614       686,885     694,864
  White Paper                 264,667     268,162       522,616     537,099
                           ----------   ---------    ----------  ----------
                           $1,007,369     946,390    $1,930,822   1,846,465
                           ==========   =========    ==========  ==========
Operating Earnings:(1)
  Building Materials       $   76,863      17,237    $  126,621      30,786
  Brown Paper                  55,479      43,228        89,153      84,334
  White Paper                  11,991      15,395        21,181      33,707
  Corporate                   (11,281)    (10,327)      (23,897)    (21,783)
                           ----------   ---------    ----------  ----------
                           $  133,052      65,533    $  213,058     127,044
                           ==========   =========    ==========  ==========

(1) Operating earnings for 1999 include the positive impact of a change in estimate for depreciable lives of property, plant and equipment. The increase in operating earnings attributable to this change is approximately as follows:

                                  Three Months Ended          Six Months Ended
                                    June 30, 1999              June 30, 1999
                                  ------------------         -----------------
           Building Materials           $5,400                     $11,100
           Brown Paper                   5,600                      11,800
           White Paper                   9,200                      18,300

                              RESULTS OF OPERATIONS
                              ---------------------

                      2nd Quarter 1999 vs. 2nd Quarter 1998
                      -------------------------------------

Consolidated net sales increased 6.4% and operating earnings increased 103.0% in the second quarter of 1999 compared with the second quarter of 1998. The sales and earnings increases were driven by increased prices from virtually all domestic building material products resulting in record earnings for the building materials segment. Additionally, earnings increased due to a change in estimate for depreciable lives of property, plant and equipment. The change was based upon a study performed by the Company's engineering department, comparisons to typical industry practices and the effect of the Company's extensive capital investments which have resulted in a mix of assets with longer productive lives due to technological advances. The change in estimate increased second quarter 1999 operating earnings $20.2 million and net income $12.3 million, or $0.11 per share.

The building materials segment experienced dramatic results in the second quarter, as net sales increased 21.2% and operating earnings increased 345.9% (314.6% before the effects of the depreciation change) compared to the same period in the prior year. Increases in average sales prices for lumber and structural panels and increased unit shipments for most products led to the record operating earnings for the quarter. With the continued strength in housing starts, prices for lumber increased 20.5%, oriented strand board (OSB) increased 54.7%, and plywood increased 26.9% over the second quarter of 1998. Composite panel average sales prices for the second quarter of 1999 and 1998 showed particleboard increasing 0.9% and MDF decreasing 7.8%. As a result of rising prices, the gross profit margin for building materials increased to 23.4% from 9.6% in the second quarter of 1998.

Unit shipment volumes were strong in the second quarter of 1999, as all product lines, except for OSB, experienced increases over the second quarter of 1998. Lumber unit shipments increased 8.2% over the prior year as gains were realized from capital project completions, including the start-up of our new small-log sawmill in Taylor, Louisiana, in August 1998. Structural panel unit shipments showed plywood increasing 24.0% from the prior year and OSB declining 3.0%. The increase in plywood unit shipments was partially due to increased production at our Zwolle, Louisiana plant, which was closed early in the second quarter of 1998 due to a fire. Excluding the effects of the fire, plywood unit shipments increased 8.7% over the prior year. Composite panel products also realized unit shipment gains as MDF increased 1.9% and particleboard was steady with volumes achieved in 1998. In June 1999, the Company acquired a particleboard facility in Linxe, France, continuing the Company's growth in the European marketplace.

Brown paper net sales declined 1.0% while operating earnings increased 28.3% (15.4% before the depreciation adjustment) in the second quarter of 1999 over 1998, as reduced manufacturing costs more than offset the decline in average sales prices. While corrugated container prices were up 1.0%, average sales prices for grocery bags declined 3.6% as the market has remained relatively flat since early 1998. Unit shipment volumes showed corrugated containers flat with 1998, while grocery bags increased 6.7%. Raw material costs were the key to the better operating results in the second quarter as old corrugated container (OCC) costs decreased 9.9% and chip costs decreased 12.5% from the comparable period in 1998. Reduced raw material costs also helped increase the gross profit margin to 22.9% in the second quarter compared to 19.0% in the prior year.

White paper net sales decreased 1.3% and operating earnings decreased 22.1% (81.9% before the effect of the depreciation change) in the second quarter of 1999 compared to 1998, as sales prices declined in all product lines except hardwood market pulp. Average sales prices declined 10.5% for fine paper, 13.2% for cut sheets and 8.4% for continuous forms. The only price increase occurred in hardwood market pulp which increased 6.0%. These price changes reflect the supply and demand imbalances created by the increase in imports of white paper and softness in worldwide markets.

Partially offsetting the decline in prices were unit shipment increases for continuous forms and cut sheets. Continuous forms increased 10.7% and cut sheets increased 26.6% over the prior year. The increase in continuous forms was the result of the Company's increased focus on the resale market (sales to office superstores). Increased cut sheet unit shipments resulted from increased production at our new Brownsville, Tennessee, cut sheet plant which came on-line in February 1998, and increased converting volumes at other facilities due to the production from the new Kentucky paper machine ("K-2"), which successfully came on-line at the end of the second quarter of 1998. Hardwood market pulp realized the only decline, as unit shipments decreased 11.2% from the prior year. Raw material costs also impacted white paper results, as chip costs increased 2.3% over the second quarter of 1998. The effect of declining prices and increased manufacturing costs reduced the gross profit margin for white paper to 10.1% from 11.3% in the prior year.

Selling and administrative expenses increased $2.5 million or 3.9% in the second quarter mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales was 6.5% for the second quarter of 1999 compared to 6.7% for the same period in 1998.

Interest expense was $31.6 million in the second quarter of 1999 compared with $30.4 million in the prior year. The increase in interest expense was driven by capital project completions, which resulted in a decrease in capitalized interest from $6.5 million in the second quarter of 1998 to $0.7 million for the second quarter of 1999. The impact of the change in capitalized interest was partially offset by reduced average debt outstanding.

        Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998
        -----------------------------------------------------------------

Consolidated net sales increased 4.6% and operating earnings increased 67.7% for the six months ended June 30, 1999, compared to the prior year. The increase in sales and operating earnings was due to strong results from our building materials segment for the first half of the year. In addition, the change in estimate for depreciable lives of property, plant and equipment increased net income $26.4 million or $0.24 per share for the six months ended June 30, 1999.

Building materials net sales increased 17.4% and operating earnings increased 311.3% (275.2% before the effects of the depreciation change) for the first six months of 1999. As the housing market continued to be strong, structural panels performed well with OSB average sales prices increasing 40.3% and plywood increasing 22.9%. In addition, lumber prices continued to strengthen throughout the period as average prices were up 10.2% over the prior year. Composite panels average sales prices showed particleboard decreasing 0.6% and MDF decreasing 5.6% from the same period in 1998.

Unit shipment volumes followed the general price trend as volumes increased 10.7% for lumber, 16.1% for plywood, 9.5% for OSB, 0.4% for particleboard, and 6.4% for MDF. Volume increases were the result of a continually strong housing market, our new MDF facility in France acquired in March 1998 and a new small-log sawmill in Louisiana which came on-line in August 1998.

Brown paper net sales decreased 1.1% while operating earnings increased 5.7% (a decrease of 8.3% before the effects of the depreciation change) compared to the same period in 1998. The decline in net sales was the result of lower average sales prices in all product lines when compared to the prior year. Average sales prices for corrugated containers declined 2.9% while grocery bags decreased 5.5%. While prices were down year over year, corrugated container prices increased steadily each month throughout the second quarter.

The increase in operating earnings was primarily the result of the change in depreciation, although increased unit shipments and declines in manufacturing costs also helped offset price declines. Unit shipments increased 3.7% for corrugated containers and 4.7% for grocery bags. Manufacturing costs declined in 1999 compared to 1998, as raw material costs for OCC and brown chips declined 18.9% and 11.9%, respectively.

White paper markets continued to struggle through the first half of 1999, as net sales declined 2.7% and operating earnings declined 37.2% (91.5% before the effects of the depreciation change). Average sales prices declined in all product lines through the first six months, except for hardwood market pulp which increased 2.6%. Average sales prices for business forms declined 9.8% and cut sheets decreased 14.0% as markets remained soft due to supply and demand imbalances. While prices have been soft, unit shipment volumes continued to rise in 1999 as volumes increased 13.4% for business forms and 25.4% for cut sheets. The exception was hardwood market pulp which decreased 15.7% over the prior year. The increase in forms unit shipments was due to the continued focus on the resale market (sales to office superstores), while the cut sheet increase was the result of increased converting volumes due to the production from "K-2". Raw material costs also negatively impacted operating results as chip costs increased 4.0% over the same period in 1998.

Selling and administrative costs increased $4.9 million or 3.9% for the first half of 1999 due to expansion of Company operations. The ratio of selling and administrative expenses to net sales remained at 6.8% for 1998 and 1999.

Interest expense increased to $64.4 million from $61.0 million in the prior year. The increase was primarily attributable to a decrease in capitalized interest from $12.1 million in 1998 to $1.2 million for the first six months of 1999. A decrease in the average outstanding debt partially offset the impact of the change in capitalized interest. The Company's effective interest rate remained steady at 7.07% compared to 7.06% in 1998.

                     Financial Condition as of June 30, 1999
                     ---------------------------------------

For the first six months of 1999, cash flows from operating activities were $205.7 million, representing an increase of 16.9% from the same period in 1998. The increase was primarily attributable to increased earnings offset by various fluctuations in working capital items, primarily accounts receivable, compared to the prior year. Net working capital increased 10.4% to $405.0 million at June 30, 1999, compared to $366.8 million at December 31, 1998. The total debt to capital ratio decreased to 47.1% at June 30, 1999, from 48.3% at December 31, 1998.

On April 20, 1999, the Board of Directors of the Company voted to raise the quarterly cash dividend from $0.16 to $0.18 per share, which was a 12.5% increase over the previous quarterly rate; however, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

The Company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a Credit Agreement.

                               YEAR 2000 READINESS
                               -------------------

The year 2000 (Y2K) issue, which is common to most businesses, arises from the inability of systems and certain software application programs to properly recognize and process dates and date sensitive information on and beyond

January 1, 2000. In 1996, the Company began working to address the possible effects of the Y2K issue on its information, financial and manufacturing systems. These efforts include inventory assessment, modification and testing of these key systems. Willamette is fortunate in that many of the Company's systems have been replaced during the past few years as we implemented new technology. Many of these new systems are currently Y2K ready. To date, the Company has spent $6.1 million on Y2K readiness and currently estimates that total spending will approximate $8.5 million. These costs are being expensed as incurred and are not expected to have a material impact on the Company's financial position.

As of June 30, 1999, 95% of the Company's critical financial and information systems have been modified, tested and deemed Y2K ready. The remaining critical and non-critical systems continue to progress and are expected to be addressed by September 30, 1999. In the manufacturing area, the Company has completed 95% of the work on the critical systems and expended 65% of the budgeted dollars. To date, no significant issues have been identified with the Company's manufacturing systems and the Company expects to be substantially complete with all systems by the end of the third quarter of 1999.

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

The most reasonably likely worst case scenario facing the Company is the occurrence of unscheduled down-time at its facilities resulting from internal system difficulties or third-party failures that could have a significant adverse effect on the Company's earnings. While it is the Company's belief that all of its systems will be assessed and modified before January 1, 2000, there can be no guarantee that issues will not arise pertaining to these systems or that vendors, suppliers and customers will adequately address their Y2K readiness requirements. The Company is developing contingency plans relating to mission-critical systems and key third parties. These include identifying alternative suppliers and manufacturing systems, and working with major customers who may be affected by Y2K issues. The Y2K readiness effort is continuously monitored by a special task force which makes regular reports to senior management and the audit committee of the Board of Directors.

                           Forward-Looking Statements
                           --------------------------

Statements contained in this report that are not historical in nature, including without limitation adequacy of the Company's liquidity resources, the impact of environmental regulations and risks associated with the Year 2000 problem, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those projected. Such risks and uncertainties with respect to the Company, in addition to those included with the forward-looking statements, include but are not limited to, the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

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

                                                                       FORM 10-Q
                                                                         PART II


                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

As first reported in the Company's Form 8-K report filed January 26, 1998, the Company received from the Environmental Protection Agency (EPA) a request for information under Section 114 of the Clean Air Act (the Act) with respect to the Company's building materials operations. The requests were focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The Company has responded to the allegations contained in the NOVs and has had several meetings with the EPA and the U.S. Department of Justice to attempt to negotiate a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received NOVs under the Act have involved the payment of substantial fines and agreements to install emission control equipment and undertake supplemental environmental projects.

In November 1998, the Company received from the EPA a request for information under Section 114 of the Act with respect to the Company's paper operations. This request also focused on compliance with the PSD regulations. Subsequently, on April 19, 1999, the Company received an NOV relating to its Johnsonburg, Pennsylvania, pulp and paper mill. The NOV asserts violations of the Act relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The Company is reviewing the allegations contained in this NOV and has been meeting with federal and state officials to discuss the issues raised by the NOV. The Company believes that additional NOVs may be issued with respect to one or more of the Company's other paper mills.

The Company has undertaken a review of its Albany, Oregon, pulp and paper mill for compliance with the PSD regulations and the New Source Performance Standards and has voluntarily disclosed possible historic compliance issues to the Oregon Department of Environmental Quality ("ODEQ"). The Company is working with the ODEQ to further evaluate compliance issues and to negotiate a settlement of potential noncompliance issues. Such settlements by the Company and others typically have included the payment of penalties.

The Company believes that the outcome of the foregoing proceedings will not have a material adverse effect on the Company's financial position.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a)  Exhibits

         Exhibit No.                      Exhibit
         -----------                      -------

            10A                    Form of Willamette Industries, Inc. Severance
                                   Agreement  with  Key   Management   Group  as
                                   revised effective April 20, 1999.

            12                     Computation  of  Ratio of  Earnings  to Fixed
                                   Charges.

            27 Financial Data Schedule for six-month period ended June 30, 1999.

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

Date:  August 11, 1999