Form 10-Q
period 1999-09-30
WILLAMETTE INDUSTRIES INC
filed 1999-11-12
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                               September 30, 1999

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

                                           Yes -x-        No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 111,561,494 at October 31, 1999.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1

                                                                SEPTEMBER 30, DECEMBER 31,
                           ASSETS                                   1999          1998
                           ------                                ---------     ---------
Current assets:
  Cash                                                       $      20,149        31,359
  Accounts receivable, less allowance
    for doubtful accounts of $4,689 and $4,300                     400,521       306,332
  Inventories (Note 2)                                             419,330       411,316
  Prepaid expenses and timber deposits                              41,657        45,316
                                                                 ---------     ---------

         Total current assets                                      881,657       794,323

Timber, timberlands and related facilities, net                  1,069,495     1,112,180

Property, plant and equipment, at cost less
  accumulated depreciation of $2,447,901 and $2,253,551          2,744,187     2,707,146

Other assets                                                        81,613        84,019
                                                                 ---------     ---------

                                                             $   4,776,952     4,697,668
                                                                 =========     =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments on long-term debt                     $       3,871         2,267
  Notes payable                                                     41,096        47,252
  Accounts payable, includes book overdrafts
    of $51,632 and $55,030                                         196,229       196,134
  Accrued expenses                                                 184,583       165,743
  Accrued income taxes                                              22,028        16,081
                                                                 ---------     ---------

         Total current liabilities                                 447,807       427,477

Deferred income taxes                                              464,731       404,518

Other liabilities                                                   43,778        42,159

Long-term debt, net of current installments                      1,681,288     1,821,083

Stockholders' equity:
  Preferred stock, cumulative, of $.50 par value
    Authorized 5,000 shares                                           -             -
  Common stock, $.50 par value. Authorized 150,000
    shares; issued 111,561 and 110,981 shares                       55,781        55,490
  Capital surplus                                                  302,800       285,140
  Retained earnings                                              1,780,767     1,661,801
                                                                 ---------     ---------

         Total stockholders' equity                              2,139,348     2,002,431
                                                                 ---------     ---------

                                                              $  4,776,952     4,697,668
                                                                 =========     =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1



                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                               1999        1998        1999        1998
                                             ---------  ---------    ---------  ---------

Net sales                                   $1,087,899    956,794   $3,018,721  2,803,259

Cost of sales (Note 3)                         844,980    805,486    2,431,683  2,398,752
                                             ---------  ---------    ---------  ---------

  Gross profit                                 242,919    151,308      587,038    404,507

Selling and administrative expenses             67,368     62,771      198,429    188,926
                                             ---------  ---------    ---------  ---------

  Operating earnings                           175,551     88,537      388,609    215,581

Other income (expense) - net (Note 4)           (9,791)     1,751      (10,186)     4,505
                                             ---------  ---------    ---------  ---------
                                               165,760     90,288      378,423    220,086

Interest expense                                31,068     36,953       95,437     97,952
                                             ---------  ---------    ---------  ---------

  Earnings before provision for income taxes   134,692     53,335      282,986    122,134

Provision for income taxes                      52,734     17,600      106,120     40,304
                                             ---------  ---------    ---------  ---------

  Net earnings                              $   81,958     35,735   $  176,866     81,830
                                             =========  =========    =========  =========

Per share information (1):
  Basic earnings per share                  $     0.74       0.32   $     1.59       0.73
  Diluted earnings per share                 =========  =========    =========  =========
                                            $     0.73       0.32   $     1.58       0.73
                                             =========  =========    =========  =========
  Dividends                                 $     0.18       0.16   $     0.52       0.48
                                             =========  =========    =========  =========
Weighted average shares outstanding:
  Basic                                        111,552    111,399      111,307    111,393
                                             =========  =========    =========  =========
  Diluted (2)                                  112,218    111,696      111,938    111,877
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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                   1999           1998
                                                                ---------      ---------
Cash flows from operating activities:
  Net earnings                                              $     176,866         81,830
  Adjustments to reconcile net earnings to net cash
    from operating activities:
      Depreciation (Note 3)                                       179,982        217,046
      Cost of fee timber harvested                                 35,532         42,447
      Other amortization                                           12,494         14,823
      Increase in deferred income taxes                            60,294         15,346

  Changes in working capital items:
      Accounts receivable                                         (87,518)       (36,320)
      Inventories                                                  (5,081)          (758)
      Prepaid expenses and timber deposits                         17,727        (15,352)
      Accounts payable and accrued expenses                        11,755        (22,462)
      Accrued income taxes                                          5,892          1,343
                                                                ---------      ---------
  Net cash from operating activities                              407,943        297,943
                                                                ---------      ---------

Cash flows from investing activities:
      Proceeds from sale of equipment                               4,869          2,851
      Expenditures for property, plant and equipment             (181,334)      (303,735)
      Expenditures for timber and timberlands                      (7,351)        (2,699)
      Expenditures for roads and reforestation                    (10,966)       (12,255)
      Other                                                       (33,124)       (21,517)
                                                                ---------      ---------
  Net cash from investing activities                             (227,906)      (337,355)
                                                                ---------      ---------

Cash flows from financing activities:
      Net change in operating lines of credit                      (6,156)       109,627
      Debt borrowing                                               27,770            206
      Proceeds from sale of common stock                           17,913          2,748
      Purchase of Company stock                                         -         (6,516)
      Cash dividends paid                                         (57,900)       (53,473)
      Payment on debt                                            (172,874)        (8,605)
                                                                ---------      ---------
  Net cash from financing activities                             (191,247)        43,987
                                                                ---------      ---------

Net change in cash                                                (11,210)         4,575

Cash at beginning of period                                        31,359         27,600
                                                                ---------      ---------

Cash at end of period                                       $      20,149         32,175
                                                                =========      =========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $     106,676        106,579
                                                                =========      =========

    Income taxes                                            $      35,067         21,585
                                                                =========      =========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


      Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

      Note 2 The components of inventories are as follows (thousands of dollars):

                                                 September 30,  December 31,
                                                     1999           1998
                                                   --------       --------

                  Finished product               $  142,983        131,383
                  Work in progress                    7,728          6,909
                  Raw material                      172,029        184,734
                  Supplies                           96,590         88,290
                                                   --------       --------

                                                 $  419,330        411,316
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

                  As a result of the change, the Company's net income was increased $38.6 million, or $0.35 per share, for the nine months ended September 30, 1999, and $12.3 million, or $0.11 per share, for the third quarter of 1999. The Company estimates the change will increase net income in 1999 by approximately $51.5 million, or $0.46 per share.

      Note 4 In September 1999, the Company took a $10.0 million charge related to an estimate of environmental penalties expected to result from a federal Clean Air Act assessment of the building materials operations. The amount has been included in other income/(expense).

                  Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 1999


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


                                         SEGMENT INFORMATION
                                         -------------------
                             Three Months Ended        Nine Months Ended
                                September 30,             September 30,
                           ----------------------    ----------------------
                               1999        1998          1999        1998
                           ----------  ----------    ----------  ----------
Sales:
  Building Materials       $  399,201     328,640    $1,120,522     943,142
  Brown Paper                 393,924     350,162     1,080,809   1,045,026
  White Paper                 294,774     277,992       817,390     815,091
                           ----------  ----------    ----------  ----------
                           $1,087,899     956,794    $3,018,721   2,803,259
                           ==========  ==========    ==========  ==========
Operating Earnings:(1)
  Building Materials       $   88,499      34,216    $  215,120      65,002
  Brown Paper                  62,804      43,500       151,957     127,834
  White Paper                  36,877      21,748        58,058      55,455
  Corporate                   (12,629)    (10,927)      (36,526)    (32,710)
                           ----------  ----------    ----------  ----------
                           $  175,551      88,537    $  388,609     215,581
                           ==========  ==========    ==========  ==========

(1) Operating earnings for 1999 include the positive impact of a change in estimate for depreciable lives of property, plant and equipment. The increase in operating earnings attributable to this change is approximately as follows:

                                Three Months Ended         Nine Months Ended
                                September 30, 1999         September 30, 1999
                                ------------------         ------------------
         Building Materials            $5,500                   $16,600
         Brown Paper                    5,900                    17,700
         White Paper                    9,200                    27,500

                              RESULTS OF OPERATIONS
                              ---------------------

                    Third Quarter 1999 vs. Third Quarter 1998
                    -----------------------------------------

Consolidated net sales increased 13.7% and operating earnings increased 98.3% in the third quarter of 1999 compared with the third quarter of 1998. The sales and earnings increases were driven by increased average sales prices for virtually all domestic building materials products, resulting in record earnings for the building materials segment, and unit shipment volume increases for the brown and white paper segments. Also contributing to the increased earnings was a previously announced change in estimate for depreciable lives of property, plant and equipment. The change was based upon a study performed by the Company's engineering department, comparisons to typical industry practices and the effect of the Company's extensive capital investments, which have resulted in a mix of assets with longer productive lives due to technological advances. The change in estimate increased third quarter 1999 operating earnings $20.6 million and net income $12.3 million, or $0.11 per share.

The building materials segment continued its strong performance in the third quarter, as net sales increased 21.5% and operating earnings increased 158.6% (142.6% before the effects of the depreciation change) compared to the same period in the prior year. Increases in average sales prices for lumber and structural panels and increased unit shipment volumes for most products led to the record operating earnings for the quarter. Prices for lumber increased 25.6%, plywood increased 24.1% and oriented strand board (OSB) increased 19.0% over the third quarter of 1998. Composite panel average sales prices for the third quarter of 1999 showed domestic particleboard increasing 2.4% while MDF decreased 7.8% from the prior year. As a result of rising prices, the gross profit margin for building materials increased to 25.9% from 14.5% in the third quarter of 1998. While prices were generally up over the prior year, they peaked in mid-August before dropping significantly in the later part of the month in anticipation of the normal fourth quarter slow-down in demand for building materials.

Unit shipment volumes were strong in the third quarter of 1999, as all product lines, except for OSB, experienced increases over the third quarter of 1998. Lumber unit shipments increased 5.9% over the prior year as gains were realized from capital project completions, including the start-up of our new small-log sawmill in Taylor, Louisiana, in August 1998. Structural panel unit shipments showed plywood increasing 17.5% and OSB declining 0.9%. The increase in plywood unit shipments was partially due to increased production at our Zwolle, Louisiana plant, which was closed early in the second quarter of 1998 due to a fire. Composite panel products also realized unit shipment gains as MDF increased 1.8% and particleboard increased 21.1% due to the June 1999 acquisition of a particleboard facility in Linxe, France.

Brown paper net sales increased 12.5% while operating earnings increased 44.4% (30.8% before the depreciation adjustment) in the third quarter of 1999 over 1998. Corrugated container average sales prices were up 5.0% and grocery bags increased 2.6% over the prior year. Unit shipment volumes were strong in the third quarter as corrugated containers increased 6.2%, while grocery bags increased 5.3%. The Company has continued to increase volume through capital project improvements and increasing market share. Raw material costs were mixed in the third quarter as old corrugated container (OCC) costs increased 30.2% and chip costs decreased 11.3% from the comparable period in 1998. The gross profit margin for the brown paper segment increased to 22.3% in the third quarter of 1999 compared to 19.3% in the prior year.

White paper net sales increased 6.0% and operating earnings increased 69.6% (27.3% before the effect of the depreciation change) in the third quarter of 1999 compared to 1998. Prices were mixed in the third quarter. Average sales prices increased 7.5% for fine paper and 19.7% for hardwood market pulp, while, even after a price increase announced in September, cut sheets declined 3.6% and continuous forms declined 1.1% from the previous year. With supply and demand imbalances being addressed and another price increase announced in October, a positive trend is anticipated into the fourth quarter.

White paper unit shipments continued to be strong, driving the increase in sales and earnings for the quarter. Continuous forms increased 7.5% and cut sheets increased 17.4% over the prior year. The increase in continuous forms was the result of the Company's continued focus on the resale market (sales to office superstores). Increased cut sheet unit shipments resulted from increased internal converting volumes to absorb the production from the new Kentucky paper machine ("K-2"), which successfully came on-line at the end of the second quarter of 1998, and increased production at our new Brownsville, Tennessee, cut sheet plant which came on-line in February 1998. Raw material costs had minimal impact on white paper results, as chip costs increased 0.7% over the third quarter of 1998. For the quarter, the gross profit margin for white paper increased to 17.4% from 12.9% in the prior year.

Selling and administrative expenses increased $4.6 million or 7.3% in the third quarter mostly due to expansion of Company operations. The ratio of selling and administrative expenses to net sales was 6.2% for the third quarter of 1999 compared to 6.6% for the same period in 1998.

Other income/(expense) decreased $11.5 million in the third quarter of 1999 when compared to the prior year. The decrease was due to a $10.0 million charge taken during the quarter related to an estimate of environmental penalties expected to result from a federal Clean Air Act assessment of our building materials operations.

Interest expense was $31.1 million in the third quarter of 1999 compared with $37.0 million in the prior year. The decrease in interest expense was driven by a decrease in average debt outstanding. Also contributing to this decrease was an increase in capitalized interest from $0.4 million in the third quarter of 1998 to $1.1 million for the third quarter of 1999. The Company's effective interest rate increased slightly to 7.20% compared to 7.11% for the same period in 1998.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998
-----------------------------------------------------------------------------

Consolidated net sales increased 7.7% and operating earnings increased 80.3% for the nine months ended September 30, 1999, compared to the prior year. The increase in sales and operating earnings was due to strong results from our building materials segment for the first nine months of the year. In addition, the previously announced change in estimate for depreciable lives of property, plant and equipment increased operating earnings $61.8 million and net income $38.6 million, or $0.35 per share, for the nine months ended September 30, 1999.

Building materials net sales increased 18.8% and operating earnings increased 230.9% (205.4% before the effects of the depreciation change) for the first nine months of 1999. As the housing market continued to be strong, structural panels performed well with OSB average sales prices increasing 30.1% and plywood prices increasing 23.3% over the prior year. In addition, lumber prices continued to strengthen throughout the period as average sales prices were up 15.3% over 1998. The building materials segment showed record earnings into late August when prices for lumber and structural panels dropped significantly in anticipation of a normal fourth quarter slow-down. Composite panels average sales prices showed domestic particleboard increasing 0.5% and MDF decreasing 6.3% from the same period in 1998. Increased prices resulted in an increase in building materials gross profit margin to 23.0% from 11.2% in 1998.

Unit shipment volumes were strong for the nine month period ended September 30, 1999, as volumes increased for all products. Lumber increased 9.1%, plywood 16.5%, OSB 5.8%, particleboard 7.4% and MDF was up 4.9% over the prior year. Volume increases were the result of a strong housing market, a full nine months of production at our Zwolle plywood plant, our new MDF and particleboard facilities in France acquired in March 1998 and June 1999, respectively, and a new small-log sawmill in Louisiana which came on-line in August 1998.

Brown paper net sales increased 3.4% while operating earnings increased 18.9% (5.0% before the effects of the depreciation change) compared to the same period in 1998. The increase in net sales was the result of increased unit shipments, which offset lower average sales prices in all product lines when compared to the prior year. Average sales prices for corrugated containers declined 0.2% while grocery bags decreased 2.7%. While prices were down compared to the prior year, average sales prices increased throughout the period and finished at a price above that in 1998. Increased unit shipment volumes and declines in manufacturing costs helped drive the increase in operating earnings. The two primary raw material components, OCC and chips, declined 3.2% and 11.6%, respectively, over the prior year. The gross margin for the first nine months of 1999 was 21.0% compared to 19.1% in 1998.

After beginning the year at low pricing levels, the white paper markets continued to strengthen through the first nine months of 1999. Net sales ended relatively flat and operating earnings increased 4.7% (a decrease of 44.9% before the effects of the depreciation change) as compared to 1998. Average sales prices were down compared to 1998 in all product lines through the first nine months, except for hardwood market pulp, which increased 9.6%. However, after a price increase in July and another announced price increase in October, the trends are positive. Unit shipment volumes continued to rise in 1999 as volumes increased 11.3% for business forms, 22.6% for cut sheets and 4.4% for hardwood market pulp over the prior year. The increase in forms unit shipments was due to the continued focus on the resale market (sales to office superstores), while the cut sheet increase was the result of increased converting volumes to absorb the production from "K-2". Raw material costs also negatively impacted operating results as chip costs increased 2.8% over the same period in 1998.

Selling and administrative costs increased $9.5 million or 5.0% for the first nine months of 1999 due to expansion of Company operations. The ratio of selling and administrative expenses to net sales decreased from 6.7% for the first nine months of 1998 to 6.6% for the same period in 1999.

Other income/(expense) includes a $10.0 million charge taken during the third quarter relating to an estimate of expected penalties from a federal Clean Air Act assessment.

Interest expense decreased to $95.4 million from $98.0 million in the prior year as average debt outstanding continued to decrease throughout the period. The decrease in interest expense was achieved despite a decrease in capitalized interest from $12.5 million in 1998 to $2.3 million for the first nine months of 1999. The Company's effective interest rate increased slightly to 7.12% compared to 7.08% in 1998.

                  Financial Condition as of September 30, 1999
                  --------------------------------------------

For the first nine months of 1999, cash flows from operating activities were $407.9 million, representing an increase of 36.9% from the same period in 1998. The increase was primarily attributable to increased earnings offset by various fluctuations in working capital items, primarily accounts receivable. Net working capital increased 18.3% to $433.9 million at September 30, 1999, compared to $366.8 million at December 31, 1998. The total debt to capital ratio decreased to 44.7% at September 30, 1999, from 48.3% at December 31, 1998.

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

                               YEAR 2000 READINESS
                               -------------------

The year 2000 (Y2K) issue, which is common to most businesses, arises from the inability of systems and certain software application programs to properly recognize and process dates and date sensitive information on and beyond January 1, 2000. In 1996, the Company began working to address the possible effects of the Y2K issue on its information, financial and manufacturing systems. These efforts include inventory assessment, modification and testing of these key systems. Willamette is fortunate in that many of the Company's systems have been replaced during the past few years as we implemented new technology. Many of these new systems are currently Y2K ready. To date, the Company has spent $7.2 million on Y2K readiness and currently estimates that total spending will approximate $8.6 million. These costs are being expensed as incurred and are not expected to have a material impact on the Company's financial position.

As of September 30, 1999, 100% of the Company's critical financial and information systems and 99% of the manufacturing systems have been modified, tested and deemed Y2K ready. The remaining systems are nearing completion and will be completed by November 30, 1999. To date, no significant issues have been identified with the Company's systems.

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

The most reasonably likely worst-case scenario facing the Company is the occurrence of unscheduled down-time at its facilities resulting from internal system difficulties or third-party failures that could have a significant adverse effect on the Company's earnings. While it is the Company's belief that all of its systems will be assessed and modified before January 1, 2000, there can be no guarantee that issues will not arise pertaining to these systems or that vendors, suppliers and customers will adequately address their Y2K readiness requirements. The Company has developed contingency plans relating to mission-critical systems and key third parties. These include identifying alternative suppliers and manufacturing systems, and working with major customers who may be affected by Y2K issues. The Y2K readiness effort is continuously monitored by a special task force which makes regular reports to senior management and the audit committee of the Board of Directors.

                           Forward-Looking Statements
                           --------------------------

Statements contained in this report that are not historical in nature, including without limitation trends in pricing levels, adequacy of the Company's liquidity resources, the impact of environmental regulations and risks associated with the Year 2000 problem, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those projected. Such risks and uncertainties with respect to the Company, in addition to those included with the forward-looking statements, include but are not limited to, the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the Company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.


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

                                                                       FORM 10-Q
                                                                       PART II



                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

As first reported in the Company's Form 8-K report filed January 26, 1998, beginning in the fourth quarter of 1997, the Company has received from the Environmental Protection Agency (EPA) a series of requests for information under
Section 114 of the Clean Air Act (the Act) with respect to the Company's building materials operations. The requests have been focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The Company has responded to the allegations contained in the NOVs and has had several meetings and extensive correspondence with the EPA and the U.S. Department of Justice to attempt to negotiate a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received NOVs under the Act have involved the payment of substantial fines and agreements to install emission control equipment and undertake supplemental environmental projects. In September 1999, the Company recorded a charge of $10 million relating to an estimate of penalties expected to result from these proceedings.

In November 1998 the Company received from the EPA a request for information under Section 114 of the Act with respect to the Company's Johnsonburg, Pennsylvania, pulp and paper mill. This request also focused on compliance with the PSD regulations. Subsequently, on April 19, 1999, the Company received an NOV relating to its Johnsonburg mill. The NOV asserts violations of the Act relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The Company is reviewing the allegations contained in this NOV and has been meeting with federal and state officials to discuss the issues raised by the NOV. In August 1999, the Company received another Section 114 information request from the EPA relating to the Company's paper mill in Campti, Louisiana. The Company believes that additional NOVs may be issued with respect to one or more of the Company's other paper mills.

The Company has undertaken a review of its Albany, Oregon, pulp and paper mill for compliance with the PSD regulations and the New Source Performance Standards and has voluntarily disclosed possible historic compliance issues to the Oregon Department of Environmental Quality (ODEQ). The Company is working with the ODEQ to further evaluate compliance issues and to negotiate a settlement of potential noncompliance issues. Such settlements by the Company and others typically have included the payment of penalties.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

          (a)  Exhibits
               --------

               Exhibit No.               Exhibit
               -----------               -------

                   12                    Computation of
                                         Ratio of Earnings
                                         to Fixed Charges.

                   27 Financial Data Schedule for nine-month period ended September 30, 1999.
          (b)  Reports on Form 8-K
               -------------------

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

Date: November 10, 1999