Form 10-K
period 1999-12-31
WILLAMETTE INDUSTRIES INC
filed 2000-03-22
CIK 107189

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission file number 1-12545

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes -X- No---

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       State  the   aggregate   market   value  of  the  voting  stock  held  by
non-affiliates of the registrant.

                       $3,219,380,103 at February 29, 2000

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
          Class                               Outstanding at February 29, 2000
          -----                               --------------------------------
Common Stock, $.50 par value                         111,299,146 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 2000 annual meeting of shareholders are incorporated by reference into Part III hereof.

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

Item 12    Security Ownership of                Holders of Common Stock
             Certain Beneficial
             Owners and Management

Item 13    Certain Relationships and            Compensation Committee
             Related Transactions                 Interlocks and Insider
                                                  Participation

                                      INDEX
                                      -----

                                                                                   Page
                                                                                   ----
Part I
------
Item 1.  Business.....................................................................1
         General......................................................................1
         Business Segment Information.................................................1
         White Paper..................................................................1
         Brown Paper..................................................................2
         Building Materials...........................................................2
         Timberlands..................................................................3
         Energy.......................................................................3
         Employees....................................................................3
         Environmental Matters........................................................3
Item 2.  Properties...................................................................4
Item 3.  Legal Proceedings............................................................8
Item 4.  Submission of Matters to a Vote of Security Holders..........................8
         Executive Officers of the Registrant.........................................9

Part II
-------

Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters............................................10
Item 6.  Selected Financial Data.....................................................11
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............................12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................19
Item 8.  Financial Statements and Supplementary Data.................................19
Item 9.  Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure.........................19

Part III
--------

Item 10. Directors and Executive Officers of the Registrant..........................20
          (See Part I for Executive Officers of the Registrant)
Item 11. Executive Compensation......................................................20
Item 12. Security Ownership of Certain Beneficial
          Owners and Management......................................................20
Item 13. Certain Relationships and Related
          Transactions...............................................................20

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K....................................................21
         Signatures..................................................................22
         Index to Consolidated Financial Statements..................................24
         Index to Exhibits...........................................................41

                                     PART I

Item 1.  Business

GENERAL

  Willamette Industries, Inc. (the "company") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Our stock has been publicly traded since 1968. Willamette is a diversified, integrated forest products company with 103 manufacturing facilities in 24 states, France, Ireland and Mexico.

  We operate in a very competitive industry consisting of thousands of companies, some larger and more diversified, others much smaller, producing only one or two products. Very competitive conditions exist in every industry segment in which the company operates. The company competes in its markets primarily through price, quality and service. We feel our strengths are our vertical integration; our geographically diverse, modern, fiber-and energy-efficient facilities; our engineering and construction capabilities; our concentration on a focused, related range of products; our balance among building materials and white and brown paper products; our 58% sawlog self-sufficiency; and an organizational structure that encourages teamwork as well as individual initiative.

BUSINESS SEGMENT INFORMATION

  The company operates in three business segments: white paper, brown paper and building materials. Sales and operating data for the three segments for the past five years are set forth in the five-year comparison captioned "Supplementary Business Segment Information" located on page 30. The company is not dependent on any one significant customer or group of customers. Approximately 91% of the company's total output is sold domestically.

WHITE PAPER

Market Pulp and Fine Paper
  Four fine paper mills manufacture 11% of the nation's uncoated free sheet production. The company's pulp mills produce pulp primarily for consumption at our fine paper mills, but we also produce 5% of the nation's bleached hardwood market pulp which is sold to outside customers. Chips from nearby wood converting facilities serve as the primary fiber source for our white paper products.

Communication Papers and Cut Sheets
  Six business forms plants manufacture 22% of the nation's production of continuous forms. Additionally, six cut sheet facilities make private brand and Willamette brand (Willcopy(R)) photocopy and cut sheet printer paper. Our cut sheets represent 14% of the nation's production. Business forms and cut sheets are marketed by our own sales force to a variety of consumers and distributors.

BROWN PAPER

Brown Paper
  Four paper mills manufacture 5% of the nation's production of linerboard, corrugating medium and bag paper. Nearly all of the product is used by, or traded for, the needs of Willamette's box and bag manufacturing plants. In Louisiana and Oregon, our sawmills, plywood plants and timberlands can provide nearly all of our chip needs for our linerboard mills. Recycled fiber, in the form of old corrugated containers, provides 58% of our total fiber needs.

Corrugated Containers and Sheets
  Thirty-six corrugated container and sheet plants manufacture 6% of the nation's corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax-coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

Bags
  Four bag plants make 13% of the nation's paper bags, marketed by our sales force to grocery, department, drug and hardware stores in the West, Midwest and South.

BUILDING MATERIALS

Lumber
  Nine  sawmills  manufacture  2% of  the  nation's  lumber  production.  Lumber
products  are  marketed   through   independent   wholesalers  and  distributors
throughout the U.S.

Structural Panels
  Plywood panels manufactured at nine plants and oriented strand board (OSB) manufactured at one plant account for 9% and 3%, respectively, of the nation's production. Both products are marketed nationwide through independent wholesalers and distributors.

Composite Panels
  Four particleboard plants manufacture 13% of the nation's particleboard. In addition, the company has a particleboard plant in France that produces 1% of European production. Three medium density fiberboard (MDF) plants produce 22% of the nation's MDF. MDF is also manufactured at facilities in Ireland and France, which account for 6% of European production. The composite panel plants produce value-added products including color-coated, laminated, fire-rated and moisture-resistant boards. Composite panel products are sold nationwide through independent wholesalers and distributors.

Engineered Wood Products
  Two laminated beam plants account for 26% of the nation's production. Three laminated veneer lumber (LVL) plants and two I-joist plants manufacture 9% of the nation's total production for each product.

Engineered wood products are sold in both the domestic and international markets.

TIMBERLANDS

  Willamette's 1,728,000 acres of timberland supply approximately 58% of our long-term sawlog needs. The remainder is purchased through private timber sales and open market purchases. Our timberlands are comprised of 734,000 acres in Louisiana, Arkansas and Texas; 610,000 acres in Oregon; and 384,000 acres in Tennessee, Missouri and the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

ENERGY

  Through cogeneration, the burning of waste materials and the recycling of spent pulping liquors, Willamette's manufacturing facilities are able to generate 61% of our total energy needs.

EMPLOYEES

  Willamette employs approximately 14,250 people, of whom about 48% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 1,295 employees expired in 1999. Agreements involving about 1,550 hourly employees are subject to renewal in 2000. Approximately 47% of all salaried employees have been with the company for more than twelve years.

ENVIRONMENTAL MATTERS

  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the company of laws relating to environmental matters.

Item 2.  Properties

MANUFACTURING FACILITIES

  The following table sets forth information regarding the company's 103 manufacturing facilities at December 31, 1999:


      Facility                              2000 Forecast   1999 Production
      --------                              -------------   ---------------

Building Materials
------------------
Plywood (9 Plants)                     M Square Ft. (3/8" Basis)
    Chester, South Carolina                     246,000
    Dallas, Oregon                              156,000
    Dodson, Louisiana                           227,000
    Emerson, Arkansas                           241,000
    Foster, Oregon                              148,000
    Moncure, North Carolina                     115,000
    Ruston, Louisiana                           148,000
    Springfield, Oregon                         122,000
    Zwolle, Louisiana                           238,000
                                            -----------
        Total Plywood                         1,641,000
                                            -----------
Oriented Strand Board (1 Plant)
    Arcadia, Louisiana                          307,000
                                            -----------
        Total Structural Panels               1,948,000        1,900,000
                                            ================================

Lumber (9 Mills)                            M Board Ft.
    Chester, South Carolina(1)                   24,000
    Coburg, Oregon                              180,000
    Dallas, Oregon                              154,000
    Dodson, Louisiana                            59,000
    Lebanon, Oregon (2 Mills)                   167,000
    Taylor, Louisiana                            51,000
    Warrenton, Oregon                           166,000
    Zwolle, Louisiana                            68,000
                                            -----------
        Total Lumber                            869,000         820,000
                                            ================================

Particleboard (5 Plants)               M Square Ft. (3/4" Basis)
    Albany, Oregon                              221,000
    Bend, Oregon                                180,000
    Lillie, Louisiana                           120,000
    Linxe, France                               169,000
    Simsboro, Louisiana                         110,000
                                            -----------
        Total Particleboard                     800,000         689,000
                                            ================================

(1)  Production to begin in the second quarter of 2000.

      Facility                              2000 Forecast   1999 Production
      --------                              -------------   ---------------

Medium Density Fiberboard (5 Plants)  M Square Ft. (3/4" Basis)
    Bennettsville, South Carolina               130,000
    Clonmel, Ireland                            181,000
    Eugene, Oregon                               65,000
    Malvern, Arkansas                           145,000
    Morcenx, France                              82,000
                                            -----------
        Total MDF                               603,000         573,000
                                            ================================

Engineered Wood Products (7 Plants)         M Board Ft.
Laminated Beams
    Simsboro, Louisiana                          28,000
    Vaughn, Oregon                               59,000
                                            -----------
        Total Laminated Beams                    87,000          83,000
                                            ================================

Laminated Veneer Lumber                    Hundred Cubic Ft.
    Albany, Oregon                               18,800
    Simsboro, Louisiana                          20,300
    Winston, Oregon                              16,200
                                            -----------
        Total LVL                                55,300          46,400
                                            ================================

I-Joists                                     M Lineal Ft.
    Simsboro, Louisiana                          33,000
    Woodburn, Oregon                             47,000
                                            -----------
        Total I-Joists                           80,000          55,000
                                            ================================

Other Divisions (2 Facilities)
    Coburg Veneer - Coburg, Oregon
    Custom Products - Albany, Oregon

Brown Paper
-----------
    Brown Paper (4 mills)                       Tons
      Albany, Oregon                            567,000
      Campti, Louisiana                         936,000
      Hawesville, Kentucky                      176,000
      Oxnard, California                        202,000
                                            -----------
        Total Brown Paper                     1,881,000       1,839,000
                                            ================================

      Facility                              2000 Forecast   1999 Production
      --------                              -------------   ---------------

Corrugated Container and Sheets (36 Plants)  M Square Ft.
    Aurora, Illinois                          1,201,000
    Beaverton, Oregon                           860,000
    Bellevue, Washington                        704,000
    Bellmawr, New Jersey                        718,000
    Bowling Green, Kentucky                     933,000
    Cerritos, California                        866,000
    Compton, California                         825,000
    Dallas, Texas                             1,042,000
    Delaware, Ohio                              666,000
    Elk Grove, Illinois                         542,000
    Fort Smith, Arkansas                      1,020,000
    Fridley, Minnesota                        1,032,000
    Golden, Colorado                            743,000
    Griffin, Georgia                          1,107,000
    Huntsville, Alabama                         987,000
    Indianapolis, Indiana                       781,000
    Kansas City, Kansas                         869,000
    Lincoln, Illinois                           506,000
    Louisville, Kentucky                        608,000
    Lumberton, North Carolina                   881,000
    Maryland Heights, Missouri                  740,000
    Matthews, North Carolina                    385,000
    Memphis, Tennessee                           40,000
    Mexico City, Mexico                         434,000
    Moses Lake, Washington                      769,000
    Newton, North Carolina                      593,000
    Phoenix, Arizona(2)                         265,000
    Plant City, Florida                         834,000
    Portland, Oregon                            256,000
    Sacramento, California                      826,000
    San Leandro, California                   1,186,000
    Sanger, California                          942,000
    Sealy, Texas                                840,000
    St. Paul, Minnesota                         634,000
    Tulsa, Oklahoma                              43,000
    West Memphis, Arkansas                      860,000
                                            -----------
        Total Corrugated Containers          26,538,000        25,709,000
                                            ================================

(2) Production to begin in the third quarter of 2000.

      Facility                             2000 Forecast   1999 Production
      --------                             -------------   ---------------

Kraft Bags and Sacks (4 Plants)               Tons
    Beaverton, Oregon                           36,000
    Buena Park, California                      38,000
    Dallas, Texas                               22,000
    Kansas City, Missouri                       20,000
                                           -----------
        Total Kraft Bags and Sacks             116,000         111,000
                                           =================================

Preprinted Linerboard (2 Plants)           M Square Ft.
    Richwood, Kentucky                         526,000
    Tigard, Oregon                             857,000
                                           -----------
        Total Preprinted Linerboard          1,383,000        1,328,000
                                           =================================

Inks and Specialty Products (2 plants)          Tons
    Beaverton, Oregon                            5,000
    Delaware, Ohio                               3,000
                                           -----------
        Total Inks                               8,000            8,000
                                           =================================

White Paper
-----------
Market Pulp and Fine Paper (5 Mills)            Tons
    Hawesville, Kentucky
      Market Pulp                              136,000
      Fine Paper                               563,000
    Johnsonburg, Pennsylvania                  408,000
    Kingsport, Tennessee                       167,000
    Marlboro, South Carolina                   322,000
                                           -----------
        Total Market Pulp and Fine Paper     1,596,000        1,593,000
                                           =================================

Communication Papers (6 Plants)                 Tons
    Cerritos, California                        59,000
    Dallas, Texas                               43,000
    Indianapolis, Indiana                       61,000
    Langhorne, Pennsylvania                     60,000
    Rock Hill, South Carolina                   53,000
    West Chicago, Illinois                      66,000
                                           -----------
        Total Communication Papers             342,000          334,000
                                           =================================

Cut Sheets and Other Converting (6 Plants)      Tons
    Brownsville, Tennessee                     122,000
    DuBois, Pennsylvania                       159,000
    Kingsport, Tennessee                       126,000
    Owensboro, Kentucky                        203,000
    Tatum, South Carolina                      108,000
    Washington Court House, Ohio                69,000
                                           -----------
        Total Cut Sheets                       787,000          697,000
                                           =================================

TIMBERLANDS

  See Item 1, "Business--Timberlands" for information with respect to the company's timberlands.


Item 3.  Legal Proceedings

  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters" for a discussion of the effect on the company of laws relating to environmental matters and pending proceedings brought thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                      Executive Officers of the Registrant

  The executive officers of the company are elected annually by the board of directors. At February 10, 2000, the executive officers of the company, their ages at December 31, 1999, and their positions with the company were as follows:

            Name                    Age                     Position
            ----                    ---                     --------

Duane C. McDougall                  47                President and Chief
                                                      Executive Officer

Marvin D. Cooper                    56                Executive Vice President -
                                                      Pulp and paper mills

Greg W. Hawley                      39                Executive Vice President
                                                      and Chief Financial
                                                      Officer, Secretary and
                                                      Treasurer

William P. Kinnune                  60                Executive Vice President-
                                                      Corrugated containers and
                                                      bags

J. Eddie McMillan                   54                Executive Vice President -
                                                      Building materials group

Michael R. Onustock                 60                Executive Vice President-
                                                      Pulp and fine paper
                                                      marketing


  Each executive officer, excluding Mr. Hawley, has been employed by the company in his present or in another senior management capacity for more than five years. Mr. Hawley was employed by the company as Vice President - Controller for the past four years until his promotion to his present position effective December 1, 1999. The previous five years he was a Vice President for Nosler, Inc., a private manufacturing company in Oregon.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

  The company's common stock trades on the New York Stock Exchange (NYSE) under the symbol WLL. At December 31, 1999, there were approximately 23,000 holders (beneficial) of the company's common stock. The following table shows quarterly earnings and dividends per share along with the range of closing prices for 1998 and 1999. The company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition.

                              1999                                1998
               ----------------------------------  -------------------------------------
                                    Closing                                Closing
               Diluted  Dividends    Price         Diluted   Dividends      Price
               Earnings Paid(a)    High-Low        Earnings    Paid        High-Low
               -------  ------ ------------------  --------  -------- ------------------
1st Quarter   $ 0.28    0.16   39 1/16 - 31 3/4     0.20      0.16     39 3/4  30 13/16
2nd Quarter     0.57    0.18   49 1/16 - 37 13/16   0.21      0.16    40 7/16  29 7/8
3rd Quarter     0.73    0.18   51 3/16 - 39 5/8     0.32      0.16         32  23 1/4
4th Quarter     0.75    0.18   46 9/16 - 38 7/8     0.07      0.16         36  26 1/4

(a) The quarterly dividend was increased to $0.21 per share commencing in the first quarter of 2000.

Item 6.  Selected Financial Data

  The following table shows selected financial data for the company for the periods indicated:

  Financial Results
  (dollar amounts, except per share amounts, in thousands)

                                              1999       1998       1997       1996        1995
--------------------------------------------------------------------------------------------------
Net Sales                               $  4,077,969  3,700,282  3,501,376   3,425,173  3,873,575
==================================================================================================
Costs and Expenses:
   Depreciation, amortization and cost
     of fee timber harvested........... $    303,719    371,141    338,949     302,937    249,165
   Materials, labor and other
     operating expenses................    2,957,583  2,813,887  2,690,943   2,495,345  2,528,570
                                          --------------------------------------------------------
     Gross profit......................      816,667    515,254    471,484     626,891  1,095,840
   Selling and administrative expenses.      266,398    252,510    245,319     231,862    201,784
                                          --------------------------------------------------------
     Operating earnings................      550,269    262,744    226,165     395,029    894,056
   Interest expense....................      125,284    131,990    116,990      92,804     71,050
   Other income (expense)..............      (11,710)     2,029      2,088       3,861        798
                                          --------------------------------------------------------
     Earnings before provision for
       income taxes....................      413,275    132,783    111,263     306,086    823,804
   Provision for income taxes..........      152,800     43,800     38,300     114,000    309,000
                                          --------------------------------------------------------
     Net earnings......................      260,475     88,983     72,963     192,086    514,804
   Cash dividends paid.................       77,984     71,227     71,005      68,520     62,874
   Earnings retained in the business...      182,491     17,756      1,958     123,566    451,930
   Capital expenditures................      290,246    441,839    527,908     485,769    453,523
==================================================================================================
Financial Condition:
   Working capital..................... $    457,471    366,846    308,093     289,134    359,258
   Long-term debt (noncurrent portion).    1,628,843  1,821,083  1,916,001   1,766,917    790,210
   Stockholders' equity................    2,203,712  2,002,431  1,994,480   1,976,281  1,846,890
   Total assets........................    4,797,861  4,697,668  4,811,055   4,720,681  3,413,555
==================================================================================================
Common Stock:
   Number of stockholders..............       23,000     22,000     20,000      20,000     19,000
   Shares outstanding (in thousands) (1)     111,587    110,981    111,350     110,707    110,448
==================================================================================================
Per Share:(1)
   Net earnings-diluted................ $       2.33       0.80       0.65        1.73       4.65
   Cash dividends paid.................         0.70       0.64       0.64        0.62       0.57
   Stockholders' equity................        19.75      18.04      17.91       17.85      16.72
   Year-end stock price................       46.438      33.50     32.188      34.813     28.125
==================================================================================================
Financial Returns:
   Percent return on equity (2)........        13.0%       4.5%       3.7%       10.4%      37.1%
   Percent return on net sales.........         6.4%       2.4%       2.1%        5.6%      13.3%
==================================================================================================
Employment:
   Number of employees.................       14,250     14,000     13,800      13,700     13,180
   Wages, salaries and cost of
     employee benefits................. $    781,392    734,068    717,693     672,280    627,835
==================================================================================================

(1)  All share and per share amounts have been adjusted for stock splits.
(2)  Calculated on stockholders' equity at the beginning of the year.

[OBJECT OMITTED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The company's three basic businesses - white paper, brown paper and building materials - are affected by changes in general economic conditions. White and brown paper sales and earnings tend to follow the general economy. The sales and earnings of the building materials business are closely related to new housing starts, remodeling activity and the availability and terms of financing for construction. All industry segments are influenced by global economic factors of supply and demand. In addition, the costs of wood and recycled fiber, basic raw materials for the company's three segments, are sensitive to various supply and demand factors including environmental issues.

RESULTS OF OPERATIONS 1999 VS. 1998
-----------------------------------

  Consolidated net sales increased 10.2% and operating earnings increased 109.4% in 1999 compared to 1998. Improved performances from all three segments contributed to the increase over the prior year. Also contributing to the improvement in earnings was a change in estimate for the depreciable lives of property, plant and equipment. The change was based on a study performed by the company's engineering department, comparisons to typical industry practices and the effect of the company's extensive capital investments which have resulted in a mix of assets with longer productive lives due to technological advances. The change in estimate increased 1999 operating earnings by $82.4 million and net income by $51.9 million, or $0.46 per diluted share.

  White paper struggled in the early part of 1999 as markets continued to be depressed from the Asian turmoil of 1998. However, by the third quarter markets were rebounding and the upswing continued into the fourth quarter. Net sales increased 7.1% and operating earnings were up 102.8% (40.3% before the effect of the depreciation change) when compared to the prior year. The improvement was due to increased unit shipments which offset average sales price declines. Forms shipments increased 11.2% as a result of increasing market share. Cut sheet volumes improved 20.0% primarily due to a continued focus on sales to office superstores. Additionally, 1999 included a full year of operation from the Brownsville, Tennessee, cut sheet plant, which came on line in February 1998, and a new cut sheet plant in Washington Court House, Ohio, which came on line in November 1999. Hardwood market pulp unit shipments increased 15.9% as the company was able to take advantage of pulp markets in 1999.

  While unit shipments were strong in 1999, average sales prices remained below 1998 levels. Continuous forms average sales prices declined 2.3%, cut sheets 4.8% and fine paper, 1.1%. The only product line to exceed 1998 levels was hardwood market pulp, which increased 18.1%. While prices were down year-over-year, third and fourth quarter trends were positive. As a result, 1999 fourth quarter average sales prices were above 1998 yearly averages. Raw material costs slightly reduced operating margins during the period as chip costs increased 1.5% over 1998. The gross profit margin for white paper increased to 15.5% in 1999 from 10.9% in 1998.

  Brown paper sales and earnings were solid throughout 1999, as we once again out-performed the industry in percentage of volume growth for the year. Net sales increased 6.5% and earnings increased 35.2% (21.0% before the effects of the depreciation change) compared to 1998. Unit shipments for corrugated containers improved 4.3% and grocery bags increased 5.1% over 1998 levels. The increased volume in corrugated containers resulted from additional converting capacity from capital improvements and strong demand from our expanding customer base. Bag unit shipments increased for the first time since 1994 due to the continued growth of the handle bag, which is recapturing market share from plastics. Average sales prices increased for all product lines in 1999, corrugated containers were up 2.9% and grocery bags were up 1.4% over the prior year.

  Raw material costs reduced brown paper  earnings as old  corrugated  container
(OCC) prices increased 6.3% from 1998 levels. The gross profit margin for brown paper was 22.3% in 1999 compared to 19.1% in 1998.

  Building materials posted a strong year in 1999 as net sales improved 16.9% and operating earnings increased 215.0% (187.5% before the effect of the depreciation change) compared to 1998. Average sales prices were up in every product line in 1999 except for our international products. Oriented strand board (OSB) showed the greatest improvement as average sales prices increased 30.1% over 1998. Other product lines showed increases of 17.4% for plywood, 16.3% for lumber, 2.6% for particleboard and 4.1% for domestic medium density fiberboard (MDF). The only decline in sales price realizations came from the international MDF line, which experienced a decline of 17.2%.

  Unit shipments increased in 1999 as demand remained strong. Plywood improved 11.4% and OSB increased 7.4%. The increased plywood volume partially resulted from a full year of production at the Zwolle, Louisiana, plant which closed for six months in 1998 due to fire damage. Lumber shipments were strong as well, improving 8.6% over 1998 levels. Volume increases were the result of a strong U.S. housing market through late fall and a full year of operation at a new small-log sawmill in Taylor, Louisiana. The company's composite panel markets also saw growth in 1999, as particleboard increased 12.0% and MDF increased 6.2%. These improvements were the result of the acquisition of an MDF plant in Morcenx, France in March 1998 and a particleboard plant in Linxe, France in June 1999. As a result of the favorable price and volume changes, the gross profit margin for building materials increased significantly to 21.3% in 1999 from 10.8% in 1998.

  Selling and administrative expenses increased $13.9 million or 5.5% in 1999 due to the continued expansion of company operations. Selling and administrative expenses as a percentage of sales decreased to 6.5% in 1999 from 6.8% in 1998.

  Other income (expense) of $11.7 million was primarily related to the reserve set up to approximate potential non-tax deductible penalties from a federal Clean Air Act assessment.

  Interest expense decreased $6.7 million or 5.1% in 1999 to $125.3 million. The reduction occurred despite a decrease in capitalized interest to $4.0 million from $13.6 million in 1998. Interest expense declined as a result of reducing total debt in 1999 by $231.8 million. The company's effective interest rate increased to 7.16% from 7.06% in the prior year.

RESULTS OF OPERATIONS 1998 VS. 1997
-----------------------------------

  Consolidated net sales increased 5.7% and operating earnings improved 16.2% in 1998 compared to 1997. A strong performance from the brown paper segment and increases in unit shipments for many product lines contributed to the results.

  White paper net sales improved 3.6% over the prior year as increases in unit shipments more than offset decreases in average sales prices. While sales were up compared to 1997, operating earnings declined 20.0% in 1998, primarily as a result of pricing pressures on market pulp and fine paper. Average sales prices for cut sheet and continuous forms showed slight increases over the prior year, while hardwood market pulp and fine paper declined 9.0% and 9.6%, respectively, from 1997. The price decline resulted from difficulties in Asian economies. Also negatively affecting white paper results were increased chip costs of 6.6% and start-up costs for the new paper machine at Kentucky Mills in 1998.

  White paper unit shipments were mixed in 1998 as cut sheets increased 12.7% while continuous forms decreased 5.5%. The increased cut sheet volume was the result of our new Brownsville, Tennessee, cut sheet plant which came on line in February 1998. Hardwood market pulp decreased 6.9% while fine paper unit shipments increased 12.7%. The fine paper improvement was the result of our new Kentucky paper machine.

  Brown paper was the top performing segment in 1998 as operating earnings improved 141.5% when compared to 1997. Net sales increased 14.1% as average sales prices improved 7.3% for corrugated containers and 4.8% for grocery bags over the prior year. Unit shipment fluctuations also played a significant role in increasing sales and earnings in 1998 as corrugated container unit shipments improved 7.9% over the prior year, while grocery bag unit shipments declined 7.3%. Approximately 50.0% of the improvement in corrugated container shipments was due to increased internal converting capacity from capital projects. The remainder of the increase was a result of a full year of operation at a box plant in Plant City, Florida, and a sheet plant in Portland, Oregon, both of which came on line in the second quarter of 1997.

  Raw material costs had a positive impact on operating earnings during 1998 as OCC costs declined 16.5% from the prior year.

  Building materials operating earnings decreased 35.4% in 1998 and net sales dropped slightly from the prior year, as average sales prices declined for most products. Lumber reflected the most dramatic erosion as average sales prices dropped 18.7%. Other price declines included 4.9% in particleboard and 2.4% in MDF. The difficulties in Asian economies created supply and demand imbalances, keeping prices depressed for these products in 1998. The pricing exception in 1998 was OSB, which realized a price increase of 38.3% over the prior year.

  While prices declined for most product lines, strong housing starts and low interest rates helped fuel unit shipment increases for most product lines in 1998. Lumber was the primary benefactor as unit shipments improved 21.0% over the prior year. In addition, the start-up of our new small-log sawmill in Taylor, Louisiana, in August 1998 and other capital project completions helped increase unit shipments. Other unit shipment improvements included particleboard of 3.8% and MDF of 15.7% over the prior year. MDF shipments increased due to capital projects and the acquisition of a facility in Morcenx, France in March 1998. Decreased plywood shipments of 7.7% were the result of the closure of the Taylor, Louisiana, mill in July 1997, and downtime at our Zwolle, Louisiana, mill due to a fire that halted production in April 1998.

  Selling and administrative expenses increased 2.9% in 1998 due to assimilation of acquisitions and expansions during the year. Selling and administrative expense as a percentage of sales, however, declined to 6.8% for 1998 compared to 7.0% for 1997.

  Interest expense was $132.0 million in 1998 compared to $117.0 million in 1997, a 12.8% increase. The weighted average interest rate remained stable at 7.1% in both years. The increase in expense was primarily due to an increase of $166.0 million in average outstanding debt and a decrease in capitalized interest to $13.6 million in 1998 from $19.9 million in 1997, resulting from the completion of the Kentucky expansion in June 1998.

LIQUIDITY AND CAPITAL RESOURCES

  Willamette generates funds internally via net earnings adjusted for non-cash charges against earnings such as depreciation, amortization, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

  In 1999, cash flows from operating activities were $602.9 million compared to $435.4 million in 1998, an increase of 38.4%. The improvement was primarily achieved through increased earnings. Internally generated cash flows funded all of the company's capital expenditure program in 1999. Excess cash from operations was used to pay dividends and reduce debt outstanding by $231.8 million during the year.

  Net working capital increased to $457.5 million at December 31, 1999, from $366.8 million at December 31, 1998. The increase was mainly due to increases in receivables and inventories.

  The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and to expand production. In 1999, the company incurred $267.9 million in capital expenditures for property, plant and equipment.

  During 1999 the following major capital projects were completed:

      >     Upgrade of the #1 paper machine at Johnsonburg, Pennsylvania.
      >     Construction  of a new cut sheet plant in  Washington  Court  House,
            Ohio.
      >     Expansion of secondary fiber capacity at the paper mill
            in Campti, Louisiana.

  Major capital projects underway at December 31, 1999, include:

      >     Construction  and  installation  of a new recovery  boiler and steam turbine generator at the Albany, Oregon, paper mill.
      >     Construction of a new corrugated box plant in Phoenix, Arizona.
      >     Relocation of the Elk Grove, Illinois, corrugated facility.
      >     Installation of a steam turbine generator at Kentucky Mills.
      >     Upgrade of the #5 paper machine at Johnsonburg, Pennsylvania.
      >     Construction of a new particleboard plant near Bennettsville, South
            Carolina.
      >     Construction  of  a  new  small-log  sawmill  near  Chester,   South
            Carolina.
      >     Capacity increase at our particleboard plant in Linxe, France.

  The cost of all major projects in progress at December 31, 1999, is estimated to be approximately $422.9 million, of which $179.4 million has already been spent. These projects will be funded with internally generated cash flows and external borrowings if needed.

  In December 1998, the company sold 117,000 acres of southwest Washington timberland for $234.0 million. The company acquired the land in 1996 as part of the purchase of Cavenham Forest Industries. The forestlands were sold as they were not critical to the long-term fiber supply needs of the company's operations. Proceeds of the sale were used to pay down debt during 1998.

  In June 1998, the company initiated a medium-term note program and issued $100.2 million of notes as of December 31, 1998. The medium-term notes carry interest rates ranging from 6.45% to 6.60% and maturities from 11 to 15 years. In addition, in January 1998, the company issued $200.0 million in debentures - $100.0 million at 6.45% due 2005 and $100.0 million at 7.00% due 2018. Proceeds from both issuances were used to replace notes maturing in 1998 and reduce other bank borrowing.

  The total debt-to-capital ratio declined to 42.8% at December 31, 1999, from 48.3% at December 31, 1998, representing a debt reduction of $231.8 million. The company believes it has the resources available to meet its long-term liquidity requirements. Resources include internally generated funds and borrowing agreements.

  In 1998, the company's board of directors authorized the repurchase of $25.0 million of the company's common stock. The company repurchased 470,900 shares for $13.0 million during the third and fourth quarters of 1998.

  On April 20, 1999, the company's board of directors voted to raise the quarterly cash dividend from $0.16 to $0.18 per share, which was a 12.5% increase; however, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

OTHER MATTERS

  The company believes it is in substantial compliance with federal, state and local laws regarding environmental quality.

  In early 1998, the U.S. Environmental Protection Agency (EPA) released the final rules regarding air and water quality known as the "cluster rules".
Compliance with the cluster rules is required by 2001, however, certain exceptions to the rules extend the time period for specific compliance requirements up to eight years from adoption. The company, through previously completed and future projects, has made significant progress toward upgrading the mills and plans to have all mills in compliance with the cluster rules by the required deadlines.

  The company's other operations are faced with increasingly stringent environmental regulations. In the fourth quarter of 1997, the company received a series of requests for information from the EPA under Section 114 of the Clean Air Act (the Act) with respect to the company's building materials operations. The requests have focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The company has responded to the allegations and has had many meetings and extensive correspondence with the EPA and the U.S. Department of Justice to negotiate a resolution of the issues raised by the NOVS. Settlements by other companies in the wood products industry that have received NOVS under the Act have involved the payment of substantial penalties and agreements to install emission control equipment and undertake supplemental environmental projects. The company has established a $10.0 million reserve as an estimate of the potential non-tax deductible penalties resulting from these proceedings.

  In November 1998, the company received from the EPA a request for information under Section 114 of the Act requesting information with respect to the company's Johnsonburg, Pennsylvania, pulp and paper mill. This request also focused on compliance with PSD regulations. Subsequently, on April 19, 1999, the company received an NOV relating to its Johnsonburg mill. The NOV asserts violations of the Act relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The company is reviewing the allegations contained in this NOV and has been meeting with federal and state officials to discuss the issues raised by the NOV. In August 1999, the company received another Section 114 information request from the EPA relating to the company's paper mill in Campti, Louisiana. Also, in March and November 1999, the company received Section 114 information requests from the EPA relating to the company's paper mill in Hawesville, Kentucky.

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

  In 1996, the company began addressing the possible effects of the Y2K issue on its information, financial and manufacturing systems. These efforts included inventory assessment, modification and testing of these key systems.

  Modification, testing and implementation of all critical systems was completed early in the fourth quarter of 1999. With the passing of January 1, 2000, the company has experienced no significant Y2K problems. As of December 31, 1999, the company had spent $8.3 million on Y2K compliance. These costs were expensed as incurred. No further significant expenditures are expected.

  Over the years, inflation has resulted in replacement costs higher than those originally needed to purchase existing plant and equipment. Advances in technology and environmental concerns also contribute to higher costs. Productivity gains because of technological improvements may partially offset these increased costs. Our use of LIFO to value inventories allows us to include these inflationary costs in the cost of sales.

FORWARD-LOOKING STATEMENTS

  Statements contained in this report that are not historical in nature, including without limitation the discussion of forecasted sales and production volumes, the impact of environmental regulations, the impact of Y2K compliance and the adequacy of the company's liquidity resources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially. Such risks and uncertainties with respect to the company include the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations and the construction and other costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

  Information regarding (i) directors of the company is set forth in the company's definitive proxy statement (the "Proxy Statement") for its 2000 annual meeting of shareholders, under the heading "Election of Directors" and (ii)
Section  16(a) of the  Securities  Exchange  Act of  1934,  is set  forth  under
"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

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

                                                 WILLAMETTE INDUSTRIES, INC.
                                                       (Registrant)

                                                 By /s/ GREG W. HAWLEY
                                                    -------------------------
Dated:   February 10, 2000                             (Greg W. Hawley)
                                                    Executive Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 2000, by the following persons on behalf of the registrant in the capacities indicated.


            Signature                                 Title
            ---------                                 -----

Principal Executive Officer

/S/  DUANE C. MCDOUGALL                President and Chief Executive Officer
-----------------------------
    (Duane C. McDougall)

Principal Financial Officer

/S/    GREG W. HAWLEY                  Executive Vice President and
-----------------------------          Chief  Financial  Officer,  Secretary and
      (Greg W. Hawley)                 Treasurer

Principal Accounting Officer

/S/   DONALD S. WADDELL                Corporate Controller
-----------------------------
     (Donald S. Waddell)

/S/   WILLIAM SWINDELLS                Chairman of the Board
-----------------------------
     (William Swindells)

/S/   WINSLOW H. BUXTON                Director
-----------------------------
     (Winslow H. Buxton)

/S/   GERARD K. DRUMMOND               Director
-----------------------------
     (Gerard K. Drummond)

/S/  KENNETH W. HERGENHAN              Director
-----------------------------
    (Kenneth W. Hergenhan)

/S/   PAUL N. McCRACKEN                Director
-----------------------------
       (Paul N. McCracken)

/S/ G. JOSEPH PRENDERGAST              Director
-----------------------------
   (G. Joseph Prendergast)

/S/  STUART J. SHELK, JR.              Director
-----------------------------
    (Stuart J. Shelk, Jr.)

/S/   ROBERT M. SMELICK                Director
-----------------------------
     (Robert M. Smelick)

/S/   MICHAEL G. THORNE                Director
-----------------------------
     (Michael G. Thorne)

/S/  BENJAMIN R. WHITELEY              Director
-----------------------------
    (Benjamin R. Whiteley)

Index to Consolidated Financial Statements



                                                                        Page No.
                                                                        --------

Independent Auditors' Report.....................................          25

Consolidated Balance Sheets as of December 31, 1999 and 1998 ....          26

Consolidated Statements of Earnings for years ended
  December 31, 1999, 1998 and 1997...............................          27

Consolidated Statements of Stockholders' Equity
  for years ended December 31, 1999, 1998 and 1997...............          28

Consolidated Statements of Cash Flows for years ended
  December 31, 1999, 1998 and 1997...............................          29

Supplementary Business Segment Information.......................          30

Selected Quarterly Financial Data................................          31

Notes to Consolidated Financial Statements.......................       32-40

Independent Auditors' Report
----------------------------



The Board of Directors and Stockholders
Willamette Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




KPMG LLP
Portland, Oregon
February 10, 2000

---------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
=======================================================================================
December 31, 1999 and 1998
(dollar amounts, except per share amounts, in thousands)

                                                                 1999         1998
                                                              -----------  ------------
Assets
   Current assets:
     Cash                                                   $     25,557        31,359
     Accounts receivable, less allowance for doubtful
      accounts of $3,222 (1998 - $4,300)                         382,763       306,332
     Inventories (note 3)                                        445,110       411,316
     Prepaid expenses and timber deposits                         36,160        45,316
                                                              -----------  ------------
        Total current assets                                     889,590       794,323
                                                              -----------  ------------
   Timber, timberlands and related facilities, net (note 9)    1,057,529     1,112,180
   Property, plant and equipment, net (note 4)                 2,751,210     2,707,146
   Other assets                                                   99,532        84,019
                                                              -----------  ------------
                                                            $  4,797,861     4,697,668
                                                              ===========  ============

Liabilities and Stockholders' Equity
   Current liabilities:
     Current installments on long-term debt (note 5)        $      3,256         2,267
     Notes payable (note 5)                                       13,617        47,252
     Accounts payable, includes book overdrafts of $53,653
      (1998 - $55,030)                                           212,222       196,134
     Accrued payroll and related expenses                         77,043        70,670
     Accrued interest                                             38,525        39,533
     Other accrued expenses                                       65,256        55,540
     Accrued income taxes (note 6)                                22,200        16,081
                                                              -----------  ------------
        Total current liabilities                                432,119       427,477
                                                              -----------  ------------
   Deferred income taxes (note 6)                                491,374       404,518
   Other liabilities                                              41,813        42,159
   Long-term debt, net of current installments (note 5)        1,628,843     1,821,083
   Stockholders' equity (note 8):
     Preferred stock, cumulative, of $.50 par value
      Authorized 5,000,000 shares                                  -            -
     Common stock of $.50 par value
      Authorized 150,000,000 shares; issued
      111,587,433 shares (1998 - 110,980,768 shares)              55,794        55,490
     Capital surplus                                             303,626       285,140
     Retained earnings                                         1,844,292     1,661,801
                                                              -----------  ------------
        Total stockholders' equity                             2,203,712     2,002,431
                                                              -----------  ------------
                                                            $  4,797,861     4,697,668
                                                              ===========  ============

See accompanying notes to consolidated financial statements.

---------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
=======================================================================================
Years ended December 31, 1999, 1998 and 1997
(dollar and share amounts, except per share amounts, in thousands)

                                                      1999        1998         1997
                                                   -----------  ----------   ----------
Net sales                                        $  4,077,969   3,700,282    3,501,376
Cost of sales                                       3,261,302   3,185,028    3,029,892
                                                   -----------  ----------   ----------
   Gross profit                                       816,667     515,254      471,484
Selling and administrative expense                    266,398     252,510      245,319
                                                   -----------  ----------   ----------
   Operating earnings                                 550,269     262,744      226,165
Other income (expense)                                (11,710)      2,029        2,088
                                                   -----------  ----------   ----------
                                                      538,559     264,773      228,253
Interest expense                                      125,284     131,990      116,990
                                                   -----------  ----------   ----------
   Earnings before provision for income taxes         413,275     132,783      111,263
Provision for income taxes (note 6)                   152,800      43,800       38,300
                                                   -----------  ----------   ----------
   Net earnings                                  $    260,475      88,983       72,963
                                                   ===========  ==========   ==========
Earnings per share - basic                       $       2.34        0.80         0.66
                                                   ===========  ==========   ==========
Earnings per share - diluted                     $       2.33        0.80         0.65
                                                   ===========  ==========   ==========

Weighted average shares outstanding - basic           111,375     111,302      110,975
                                                   ===========  ==========   ==========
Weighted average shares outstanding - diluted         112,001     111,747      111,550
                                                   ===========  ==========   ==========

Pershare earnings, both basic and diluted, are based on the weighted average number of shares outstanding.

Diluted weighted average shares outstanding are calculated using the treasury stock method and assume all stock options with a market value greater than the grant price at December 31, 1999, are exercised. See note 8.

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
========================================================================================
Years ended December 31, 1999, 1998 and 1997
(dollar amounts, except per share amounts, in thousands)

                                                      1999         1998         1997
                                                   -----------  -----------  -----------
Common Stock:
    Balance at beginning of year                 $     55,490       55,675       27,677
      2-for-1 stock split                                 -            -         27,787
      Shares issued for options exercised                 304           50          211
      Stock repurchased and canceled                      -           (235)         -
                                                   -----------  -----------  -----------
    Balance at end of year                       $     55,794       55,490       55,675
                                                   ===========  ===========  ===========

Capital Surplus:
    Balance at beginning of year                 $    285,140      294,760      306,517
      2-for-1 stock split                                 -            -        (27,787)
      Shares issued for options exercised              18,486        3,124       16,030
      Stock repurchased and canceled                      -        (12,744)         -
                                                   -----------  -----------  -----------
    Balance at end of year                       $    303,626      285,140      294,760
                                                   ===========  ===========  ===========

Retained Earnings:
    Balance at beginning of year                 $  1,661,801    1,644,045    1,642,087
      Net earnings                                    260,475       88,983       72,963
      Less cash dividends on common stock
       ($.70, $.64 and $.64 per share in
       1999, 1998 and 1997, respectively)             (77,984)     (71,227)     (71,005)
                                                   -----------  -----------  -----------
    Balance at end of year                       $  1,844,292    1,661,801    1,644,045
                                                   ===========  ===========  ===========


See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
=========================================================================================
Years ended December 31, 1999, 1998 and 1997
(dollar amounts in thousands)
                                                        1999         1998        1997
                                                     -----------  ----------- -----------
Cash Flows from Operating Activities:
   Net earnings                                      $  260,475       88,983      72,963
   Adjustments to reconcile net earnings
     to net cash from operating activities:
     Depreciation                                       240,374      296,466     268,030
     Cost of fee timber harvested                        46,197       54,376      52,649
     Other amortization                                  17,148       20,299      18,270
     Increase in deferred income taxes                   86,938        7,683      28,650
   Changes in working capital items:
     Accounts receivable                                (69,760)       4,167     (34,293)
     Inventories                                        (31,015)     (14,623)    (28,646)
     Prepaid expenses and timber deposits                23,224       (7,778)      1,463
     Accounts payable and accrued expenses               23,159      (26,381)     23,568
     Accrued income taxes                                 6,126       12,250     (13,276)
                                                     -----------  ----------- -----------
   Net cash from operating activities                   602,866      435,442     389,378
                                                     -----------  ----------- -----------

Cash Flows from Investing Activities:
     Proceeds from sale of assets                         5,965      237,422     162,711
     Expenditures for property, plant & equipment      (267,856)    (417,772)   (506,348)
     Expenditures for timber and timberlands             (8,026)      (8,767)     (7,782)
     Expenditures for roads and reforestation           (14,364)     (15,300)    (13,778)
     Other                                              (33,329)      (9,582)      9,624
                                                     -----------  ----------- -----------
   Net cash from investing activities                  (317,610)    (213,999)   (355,573)
                                                     -----------  ----------- -----------

Cash Flows from Financing Activities:
     Net change in operating lines of credit            (33,635)     (27,630)     23,985
     Debt borrowing                                      27,770          591     175,415
     Proceeds from sale of common stock                  18,725        3,117      16,109
     Repurchased common stock                              -         (12,979)       -
     Cash dividends paid                                (77,984)     (71,227)    (71,005)
     Payment on debt                                   (225,934)    (109,556)   (172,931)
                                                     -----------  ----------- -----------
   Net cash from financing activities                  (291,058)    (217,684)    (28,427)
                                                     -----------  ----------- -----------
   Net change in cash                                    (5,802)       3,759       5,378
   Cash at beginning of year                             31,359       27,600      22,222
                                                     -----------  ----------- -----------
                                                     -----------  ----------- -----------
   Cash at end of year                               $   25,557       31,359      27,600
                                                     ===========  =========== ===========

Supplemental disclosures of cash flow information
   Cash paid during the year for:
     Interest (net of amount capitalized)            $  126,292      130,796     116,987
                                                     ===========  =========== ===========
     Income taxes                                    $   52,916       24,369      22,926
                                                     ===========  =========== ===========

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
====================================================================================================================================
(dollar amounts in thousands)
                                           1999       %      1998       %       1997       %       1996       %      1995       %
                                       ------------------------------------- -------------------------------------------------------
Sales to outside customers:
  White Paper:
   Communication papers and cut sheets $    814,464    20     725,866    20      683,435    19      722,881    21     829,472     22
   Market pulp and fine paper               327,847     8     340,657     9      346,214    10      316,383     9     403,741     10
                                       ------------------ ----------------- ------------------ ------------------ ------------------
    Total White Paper                     1,142,311    28   1,066,523    29    1,029,649    29    1,039,264    30   1,233,213     32
                                       ------------------ ----------------- ------------------ ------------------ ------------------

  Brown Paper:
   Packaging                              1,229,548    30   1,151,366    31    1,007,765    29    1,077,892    31   1,276,901     33
   Other                                    238,892     6     227,644     6      201,270     6      226,756     7     299,408      8
                                       ------------------ ----------------- ------------------ ------------------ ------------------
    Total Brown Paper                     1,468,440    36   1,379,010    37    1,209,035    35    1,304,648    38   1,576,309     41
                                       ------------------ ----------------- ------------------ ------------------ ------------------

  Building Materials:
   Lumber                                   290,233     7     233,997     6      220,822     6      179,323     5     140,842      4
   Structural panels                        465,967    11     361,958    10      366,246    10      380,977    11     431,264     11
   Composite panels                         383,296    10     367,072    10      344,624    10      260,641     8     268,350      7
   Other wood products                      327,722     8     291,722     8      331,000    10      260,320     8     223,597      5
                                       ------------------ ----------------- ------------------ ------------------ ------------------
    Total Building Materials              1,467,218    36   1,254,749    34    1,262,692    36    1,081,261    32   1,064,053     27
                                       ------------------ ----------------- ------------------ ------------------ ------------------
    Total net sales (1)                $  4,077,969   100   3,700,282   100    3,501,376   100    3,425,173   100   3,873,575    100
                                       ================== ================= ================== ================== ==================

Intersegment sales at market value:
  Building Materials                   $     48,279            60,813             47,100             42,692            61,082
                                       =============      ============       ============      =============      ============
Gross Profit (GP):                                   GP%                GP%               GP%                GP%               GP%
                                                    ------            ------             ------             ------            ------
  White Paper                               177,486    16     116,214    11      130,987    13      203,569    20     438,713     36
  Brown Paper                               326,990    22     263,927    19      162,121    13      272,376    21     416,341     26
  Building Materials                        312,191    21     135,113    11      178,376    14      150,946    14     240,786     23
                                       ------------------------------------ --------------------------------------------------------
    Total gross profit                 $    816,667    20     515,254    14      471,484    13      626,891    18   1,095,840     28
                                       ================== ================= ================== ================== ==================

Operating earnings:
  White Paper                          $    118,955            58,654             73,349            149,558           390,208
  Brown Paper                               225,283           166,680             69,017            187,947           338,079
  Building Materials                        253,910            80,601            124,697            102,513           198,158
  Corporate                                 (47,879)          (43,191)           (40,898)           (44,989)          (32,389)
                                       -------------      ------------       ------------      -------------      ------------
    Total operating earnings           $    550,269           262,744            226,165            395,029           894,056
                                       =============      ============       ============      =============      ============
  Other income (expense)                    (11,710)            2,029              2,088              3,861               798
  Interest expense                          125,284           131,990            116,990             92,804            71,050
                                       -------------      ------------       ------------      -------------      ------------
  Earnings before provision
   for income taxes                    $    413,275           132,783            111,263            306,086           823,804
                                       =============      ============       ============      =============      ============

Depreciation, cost of fee timber
  harvested and amortization:(2)
  White Paper                          $    124,175           139,240            114,449            106,250            96,801
  Brown Paper                                68,333            90,484             90,403             88,566            81,242
  Building Materials                        106,496           135,108            128,754            103,354            67,385
  Corporate                                   4,715             6,309              5,343              4,767             3,737
                                       -------------      ------------       ------------      -------------      ------------
                                       $    303,719           371,141            338,949            302,937           249,165
                                       =============      ============       ============      =============      ============

Capital expenditures:
  White Paper                          $     62,269           215,503            371,894            275,726           151,662
  Brown Paper                               161,144           120,827             82,935             82,867           140,861
  Building Materials                         64,426           101,884             72,075            126,932           157,382
  Corporate                                   2,407             3,625              1,004                244             3,618
                                       -------------      ------------       ------------      -------------      ------------
                                       $    290,246           441,839            527,908            485,769           453,523
                                       =============      ============       ============      =============      ============

Identifiable assets:
  White Paper                          $  1,830,043         1,860,673          1,785,493          1,486,842         1,369,101
  Brown Paper                             1,149,123         1,021,180            987,097            968,624         1,027,664
  Building Materials                      1,734,945         1,735,257          1,966,136          2,008,542           946,216
  Corporate                                  83,750            80,558             72,329            256,673            70,574
                                       -------------      ------------       ------------      -------------      ------------
                                       $  4,797,861         4,697,668          4,811,055          4,720,681         3,413,555
                                       =============      ============       ============      =============      ============

(1) The company is not dependent on any one significant customer or group of customers. Approximately 91% of the company's total output is sold domestically.

(2) See note 4 of Notes to Consolidated Financial Statements for discussion of change in accounting estimates for depreciation.

--------------------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA
======================================================================================
(Unaudited) (dollar amounts, except per share amounts, in thousands)

                                                                    Net Earnings
                                                           ---------------------------
                                   Net          Gross                      Per Share
   1999                           Sales        Profit        Amount         Diluted
--------------------------------------------------------------------------------------
1st Quarter.................  $    923,453       145,158        31,594        .28
2nd Quarter.................     1,007,369       198,961        63,314        .57
3rd Quarter.................     1,087,899       242,919        81,958        .73
4th Quarter.................     1,059,248       229,629        83,609        .75
--------------------------------------------------------------------------------------
   Total....................  $  4,077,969       816,667       260,475        2.33
======================================================================================

                                                                    Net Earnings
                                                           ---------------------------
                                   Net          Gross                      Per Share
   1998                           Sales        Profit        Amount         Diluted
--------------------------------------------------------------------------------------
1st Quarter.................  $    900,075       124,252        22,081        .20
2nd Quarter.................       946,390       128,947        24,014        .21
3rd Quarter.................       956,794       151,308        35,735        .32
4th Quarter.................       897,023       110,747         7,153        .07
--------------------------------------------------------------------------------------
   Total....................  $  3,700,282       515,254        88,983        .80
======================================================================================

                                                                    Net Earnings
                                                           ---------------------------
                                   Net          Gross                      Per Share
   1997                           Sales        Profit        Amount         Diluted
--------------------------------------------------------------------------------------
1st Quarter.................  $    855,192       109,296        13,317        .12
2nd Quarter.................       879,348       118,815        17,750        .16
3rd Quarter.................       888,795       122,668        20,697        .18
4th Quarter.................       878,041       120,705        21,199        .19
--------------------------------------------------------------------------------------
        Total...............  $  3,501,376       471,484        72,963        .65
======================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997 (dollar amounts, except per share amounts, in thousands)

Note 1.  Nature of Operations

  Willamette Industries, Inc. is a diversified, integrated forest products company with 103 manufacturing facilities in 24 states, France, Ireland and Mexico. The company's principal lines of business are white paper, brown paper and building materials. The company produces hardwood market pulp, fine paper, specialty printing papers, business forms, cut sheets, kraft linerboard, corrugating medium, bag paper, corrugated containers, paper bags, inks, lumber, plywood, particleboard, MDF, OSB, laminated beams, LVL, I-joists and other value-added wood products. Based on 1999 sales, the company's business is comprised of 28% white paper, 36% brown paper and 36% building materials. The company sells approximately 91% of its products in the United States; its primary foreign markets are Asia and Europe.

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

  (c) Property, Plant and Equipment
    Property, plant and equipment is carried at cost and includes expenditures for new facilities and those that substantially increase the useful lives of existing plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income. Depreciation is computed using the straight-line method over the useful lives of the respective assets. Leasehold improvements are amortized over the terms of the respective leases.

  (d) Timber, Timberlands and Related Facilities
    These accounts are stated at cost less the cost of fee timber harvested and the amortization of logging roads. Both are determined with reference to costs and the related existing volume of timber estimated to be recoverable.

    The company obtains a portion of its timber requirements from various private sources under timber harvesting contracts. The company does not incur a direct liability for, or ownership of, this timber until it has been harvested.

  (e) Income Taxes
    The company utilizes the liability method of accounting for income taxes. This method requires that deferred tax liabilities and assets be established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates.

  (f) Capitalized Interest
    Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest in 1999, 1998 and 1997 was $3,998, $13,589 and $19,939, respectively, and is netted against interest expense in the consolidated statements of earnings. Such capitalized interest will be amortized over the depreciable lives of the related assets.

  (g) Business Segments
    The company's various product lines have been aggregated into three segments
  - white paper, brown paper and building materials - based on the similar nature of the products, the economic conditions affecting those products and the management and reporting of those products within the company. Information with respect to the segments is included in the Supplementary Business Segment Information on page 30.

  (h) Use of Estimates
    Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  (i) Reclassifications
    Certain reclassifications have been made to prior years' data to conform with the 1999 presentation.

Note 3.  Inventories

    The major components of inventories are as follows:

                                                                December 31,
                                                        ------------------------------
                                                           1999              1998
                                                        ------------      ------------

Finished Product................................      $     139,385           131,383
Work in progress................................              7,722             6,909
Raw material....................................            198,866           184,734
Supplies........................................             99,137            88,290

                                                        ------------      ------------
                                                      $     445,110           411,316
                                                        ============      ============

Valued at:
    LIFO cost...................................      $     288,161           276,549
    Average cost................................            156,949           134,767

    If current cost rather than LIFO cost had been used by the company, inventories would have been approximately $57,049 and $49,548 higher in 1999 and 1998, respectively.

Note 4.  Property, Plant and Equipment

  Property, plant and equipment accounts are summarized as follows:

                                                                 December 31,
                                              Range of   ------------------------------
                                            useful lives      1999            1998
                                            ------------  -------------- ---------------

Land................................           --      $        41,985          40,446
Buildings...........................     15 -  35              380,967         366,125
Machinery and equipment.............      5 -  25            4,569,273       4,354,789
Furniture and fixtures..............      3 -  15               92,411          90,606
Leasehold improvements..............    life of lease            6,619           7,209
Construction in progress............           --              145,479         101,522
                                                         -------------- ---------------
                                                             5,236,734       4,960,697
Accumulated depreciation............                         2,485,524       2,253,551
                                                         -------------- ---------------
                                                       $     2,751,210       2,707,146
                                                         ============== ===============

  Effective January 1, 1999, the company changed its accounting estimates relating to depreciation. The estimated service lives for most machinery and equipment were extended five years. The change was based upon a study performed by the company's engineering department, comparisons to typical industry practices and the effect of the company's extensive capital investments which have resulted in a mix of assets with longer productive lives due to technological advances. As a result of the change, 1999 net income was increased $51,900, or $0.46 per diluted share.

Note 5.  Long-term Debt

    Long-term debt consists of the following:

                                                                 December 31,
                                                         ----------------------------

                                                             1999           1998
                                                         -------------  -------------
Notes payable to public:
    9.625%, due in 2000............................... $      150,000        150,000
    7.75%, due in 2002................................        100,000        100,000
    9.125%, due in 2003...............................         50,000         50,000
    6.45%, due in 2005................................        100,000        100,000
    7.00%, due in 2018................................        100,000        100,000
    9.00%, due in 2021................................        150,000        150,000
    7.35%, due in 2026................................        200,000        200,000
    7.85%, due in 2026................................        200,000        200,000

Medium-term notes, with interest rates
    ranging from 6.45% to 7.20%, due in
    varying amounts through 2013   ...................        205,700        205,700

Bank loans, with interest rates averaging
    6.20% and 5.52%, due in varying amounts
    through 2006......................................        250,625        445,000

Revenue bonds, with interest rates
    averaging 5.04% and 4.59%, due in
    varying amounts through 2026......................        113,440        113,800

Other long-term debt, with interest
    rates averaging 8.62% and 7.43%,
    due in varying amounts through 2006...............         12,334          8,850
                                                         -------------  -------------

                                                            1,632,099      1,823,350
Less:  Current installments...........................          3,256          2,267
                                                         -------------  -------------

                                                       $    1,628,843      1,821,083
                                                         =============  =============

  Principal payment requirements on the above debt for the four years subsequent to 2000 are: 2001, $230,088; 2002, $117,503; 2003, $69,852; 2004, $10,458.

  The company has a revolving loan with a group of banks that provides for borrowings up to $450,000 in principal amount and provides backup for a master note program. At December 31, 1999, the outstanding balance covered under the revolving loan was $225,000. At December 31, 1999, $150,000 of notes payable due in 2000 were classified as long-term debt as the company plans to refinance the notes in 2000.

  The company utilized short-term borrowings with a number of banks at various times during 1999 and 1998 of which $13,617 was outstanding at December 31, 1999. The weighted average interest rate on short-term borrowings at December 31, 1999 and 1998, was 5.65% and 5.46%,
respectively. Interest is based upon prevailing short-term rates in effect at the time of the transaction.

  The fair value of the company's long-term debt is estimated to be approximately $1,606,000, based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt with the same remaining maturities.

Note 6.  Income Taxes

    The provision for income taxes includes the following:

                                                    1999          1998         1997
                                                 ------------  ------------ ------------
Payable (receivable) from
    taxable earnings.........................  $      85,563        26,018       (4,350)
Payable (receivable) due to AMT..............        (19,700)       10,100       14,000
                                                 ------------  ------------ ------------
Currently payable............................         65,863        36,118        9,650
Deferred taxes due to temporary
    differences for:
    Accelerated depreciation.................         81,667        26,974       23,395
    Other....................................          5,270       (19,292)       5,255
                                                 ------------  ------------ ------------
    Total deferred...........................         86,937         7,682       28,650
                                                 ------------  ------------ ------------
    Total provision..........................  $     152,800        43,800       38,300
                                                 ============  ============ ============
Federal income taxes.........................  $     135,343        36,664       31,600
Other income taxes...........................         17,457         7,136        6,700
                                                 ------------  ------------ ------------
                                               $     152,800        43,800       38,300
                                                 ============  ============ ============

    The company's  deferred income tax liability is mainly due to  depreciation.
Differences between the effective tax rate and the federal statutory rate are shown in the following table as a percentage of pretax income:

                                                    1999          1998         1997
                                                 ------------  ------------ ------------

Federal statutory rate.......................          35.0%         35.0%        35.0%
State income taxes, net of
    federal tax effect.......................           2.5%          2.3%         2.3%
Benefit from foreign taxes...................          (0.5%)        (3.6%)       (1.3%)
Estimated non-deductible
    EPA penalty..............................           1.0%            -            -
Other........................................          (1.0%)        (0.7%)       (1.6%)
                                                 ------------  ------------ ------------
                                                       37.0%         33.0%        34.4%
                                                 ============  ============ ============

  The company's consolidated federal income tax returns through 1995 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the company has provided for any deficiencies that ultimately might be assessed.

  The Tax Reform Act of 1986  expanded  the  corporate  alternative  minimum tax
(AMT). Under this Act, the company's tax liability is the greater of its regular tax or the AMT. To the extent the company's AMT liability exceeds its regular tax liability, the AMT liability may be applied against future regular tax liabilities. At December 31, 1999, the company had $4,400 in AMT credits.

Note 7.     Pension and Retirement Plans

Contributory Plans
  The company covers all salaried employees and some hourly employees under 401(k) plans. The amounts contributed by the company vary for the plans. Total plan expenses were $11,515, $11,221 and $10,903 in 1999, 1998 and 1997, respectively.

Defined Benefit Plans
  The company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees. Substantially all other employees of the company are covered by non-contributory defined benefit plans. Retirement benefits are based on years of service and compensation prior to retirement. Total pension expense in 1999, 1998 and 1997 for all such plans was $8,669, $8,863 and $10,770, respectively.

  As advised by its actuaries, the company makes contributions to provide for benefits attributed to past service, and for those benefits expected to be earned in the future.

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

  The following table sets forth reconciliations of the benefit obligation, plan assets, funded status and disclosure of assumptions utilized in the December 31 calculations:

                                                                      Postretirement
                                            Defined Benefit Plans      Benefit Plans
                                           ----------------------------------------------
                                              1999        1998        1999       1998
                                           ----------------------------------- ----------

Change in Benefit Obligation

Benefit obligation - Beginning
  of year                                $     386,108     342,065     37,348     34,277
Service cost                                    17,431      15,401      1,203      1,182
Interest cost                                   27,748      24,585      2,426      2,428
Amendments                                      17,186       1,671      -           -
Other                                             (821)        274        783        680
Actuarial (gain) loss                          (24,965)     15,448     (2,078)     3,072
Benefits paid                                  (16,057)    (13,336)    (4,275)    (4,291)
                                           ------------ ----------- ---------- ----------
Benefit obligation - End of year         $     406,630     386,108     35,407     37,348
                                           ============ =========== ========== ==========

                                                                                            Postretirement
                                                          Defined Benefit Plans             Benefit Plans
                                                       ----------------------------- -----------------------------
                                                           1999           1998           1999           1998
                                                       -------------- -------------- -------------- --------------

Change in Assets

Fair value of assets - Beginning of year             $       528,456        460,911            -              -
Actual return on plan assets                                  77,218         77,610            -              -
Employer contribution                                          4,819          2,740          3,381          3,611
Other                                                         (1,194)           531            894            680
Benefits paid                                                (16,057)       (13,336)        (4,275)        (4,291)
                                                       -------------- -------------- -------------- --------------

Fair value of assets - End of year                   $       593,242        528,456              -              -
                                                       ============== ============== ============== ==============

Reconciliation of Funded Status

Funded status                                        $       186,612        142,348        (35,407)       (37,348)
Unrecognized actuarial (gain) loss                          (211,453)      (154,298)         6,127          8,515
Unrecognized prior service cost                               26,201         12,209            251            282
Unrecognized asset                                              (398)          (964)           -              -

                                                       -------------- -------------- -------------- --------------
Prepaid (accrued) benefit cost                       $           962           (705)       (29,029)       (28,551)
                                                       ============== ============== ============== ==============

Assumptions as of December 31

Discount rate                                                  7.50%          7.00%          7.50%          7.00%
Expected return on plan assets                                 9.00%          9.00%           -              -
Rate of increase in compensation
  levels                                                       5.00%          5.00%           -              -
Medical cost trend rate                                         -              -             8.00%          8.50%

  For the year 1999, an 8.0% increase in the medical cost trend rate was assumed. In the future, the rate decreases incrementally to an ultimate annual rate of 5.0%. A 1.0% increase in the medical trend rate would increase the postretirement benefit obligation (PBO) by $3,958 and increase the service and interest costs by $385. A 1.0% decrease in the medical trend rate would decrease the PBO by $3,141 and decrease the service and interest cost by $306. Various pension plans have benefit obligations in excess of plan assets. The following table sets forth the unfunded status of those plans:

                                               Defined Benefit Plans
                                               ---------------------
                                                 1999         1998
                                               ---------    ---------

Benefit obligation                           $   22,381        9,491
                                               =========    =========
Plan assets (fair value)                     $   21,718        8,676
                                               =========    =========

  The components of net periodic benefit cost are as follows:

                                                      Defined                      Postretirement
                                                    Benefit Plans                   Benefit Plans
                                           -------------------------------  -------------------------------
                                                1999            1998             1999            1998
                                           --------------- ---------------  --------------- ---------------

Service cost                               $       17,431          15,401            1,203           1,182
Interest cost                                      27,748          24,585            2,426           2,428
Expected return on plan assets                    (40,754)        (35,138)            -               -
Amortization of prior service cost                  3,194           1,841               31              31
Amortization of net transition
  obligation                                         (566)           (604)            -               -
Recognized actuarial (gain) loss                   (3,901)         (2,625)             199             185
                                           --------------- ---------------  --------------- ---------------
Net periodic benefit cost                  $        3,152           3,460            3,859           3,826
                                           =============== ===============  =============== ===============

Note 8. Stockholders' Equity

  The company's 1995 Long-Term Incentive Compensation Plan (the Plan) provides for grants of stock options, awards of stock appreciation rights and restricted shares of common stock to directors and key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in 33 1/3% increments per year and expire ten years from the date of grant. The company has reserved 5,500,000 shares for distribution under the Plan. The company has elected to account for stock-based compensation under Accounting Principles Board Opinion #25.

  A summary of stock option activity is as follows:

                                                   Option                 Price
                                                   Shares               Per Share
                                                 -----------       -------------------

Outstanding December 31, 1996................     2,848,694      $   11.625 - 30.875
    Granted..................................       776,940              30 . 563
    Exercised................................       650,092          11.625 - 30.875
    Canceled or surrendered..................       126,972          22.685 - 30.875
                                                 -----------       -------------------
Outstanding December 31, 1997................     2,848,570          11.625 - 30.875
    Granted..................................       626,370              38 - 6875
    Exercised................................       102,286          13.125 - 30.875
    Canceled or surrendered..................        28,567           25.75 - 38.675
                                                 -----------       -------------------
Outstanding December 31, 1998................     3,344,087          11.625 - 38.6875
    Granted..................................       555,680              47 . 25
    Exercised................................       608,484          11.625 - 38.6875
    Canceled or surrendered..................        10,597          29.719 - 47.25
                                                 -----------       -------------------
Outstanding December 31, 1999................     3,280,686          11.8125 - 47.25
                                                 ===========       ===================
Shares exercisable...........................     2,217,585      $   11.8125 - 38.6875
                                                 ===========       ===================

  Restricted shares have been awarded to certain officers at no cost based upon continued employment, the attainment of performance goals, or both. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 1999, 3,074 restricted shares had not yet vested.

  The company has a shareholder rights plan providing for the distribution of rights to shareholders ten days after a person or group becomes the owner of 20% or more of the company's common stock or makes a tender or exchange offer which would result in the ownership of 30% or more of the common stock. Once the rights are distributed, each right becomes exercisable to purchase, for $280, 1/100th of a share of a new series of company preferred stock, which 1/100th share is intended to equal four common shares in market value. Each right is exercisable to purchase, for $280, common shares with a market value of $560. The rights will expire in February 2000.

  The board of directors has approved a new shareholder rights plan that will extend the benefits of the existing plan. The new plan lowers the percentage of the company's common stock that a person can own and the threshold for a tender or exchange offer that would trigger the plan to 15%. The new stock purchase rights will have an exercise price of $200.

  In September 1998, the board of directors authorized the repurchase of up to $25,000 of the company's common stock. The company repurchased 470,900 shares of common stock for $13,000 in the third and fourth quarters of 1998.

Note 9.     Dispositions

  In December 1998, the company sold 117,000 acres of timberland in southwestern Washington for $234,000. The timberland was acquired in 1996 as part of the Cavenham acquisition. The timberland was sold as it was not critical to the long-term supply needs of the company's Northwest operations. Proceeds of the sale were used to pay down existing debt.

Note 10.  Contingencies

  The company has established a $10,000 reserve as an estimate of non-tax deductible penalties resulting from a federal Clean Air Act assessment of the building materials operations.

  There are various other lawsuits, claims and environmental matters pending against the company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on the company's financial condition or operations.

                                INDEX TO EXHIBITS

EXHIBIT
-------

3A. Third Restated Articles of Incorporation of the registrant, as amended. Incorporated by reference to Exhibit 3 of the registrant's Registration Statement on Form 8-A filed February 24, 2000 (the "Form 8-A"). [14]

3B. Bylaws of the registrant as amended through December 1, 1998. Incorporated by reference to Exhibit 3B to the registrant's annual report on Form 10-K for the year ended December 31, 1998. (the "1998 Form 10-K"). [23]

4A. Indenture dated as of March 15, 1983, between the registrant and The Chase Manhattan Bank. Incorporated by reference to Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985 (File No. 33-1876). [89]

4B. Indenture dated as of January 30, 1993, between the registrant and The Chase Manhattan Bank. Incorporated by reference to Exhibit 4A of the registration statement on Form S-3 effective March 1, 1993 (File No. 33-58044). [82]

4C. Credit Agreement dated as of May 10, 1996, among the registrant, Bank of America National Trust and Savings Association, ABN Amro Bank N.V., Morgan Guaranty Trust Company of New York, Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and other financial institutions parties thereto. Incorporated by reference to Exhibit 4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996. [105]

4D.       Letter  Amendment dated August 13, 1999, to Credit  Agreement filed as
          Exhibit 4C. [1]

4E. Rights Agreement dated as of February 25, 2000, between the registrant and ChaseMellon Shareholder Services, LLC. Incorporated by reference to Exhibit 4.1 of the Form 8-A. [51]

10A. Willamette Industries, Inc. 1999 Deferred Compensation Plan for Directors.* [16]

10B. Willamette Industries, Inc. 1986 Stock Option and Stock Appreciation Rights Plan, as amended. Incorporated by reference to Exhibit 10B of the registrant's annual report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").* [8]

10C. Form of Willamette Industries, Inc. Severance Agreement with Key Management Group as revised effective April 20, 1999.

          Incorporated by reference to Exhibit 10A of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999.* [15]

10D. Willamette Industries, Inc. 1993 Deferred Compensation Plan. Incorporated by reference from Exhibit 10E to the registrant's annual report on Form 10-K for the year ended December 31, 1993 (No. 1-12545).* [16]

10E. Willamette Industries, Inc. 1995 Long-Term Incentive Compensation Plan. Incorporated by reference to Exhibit 10F of the registrant's annual report on Form 10-K for the year ended December 31, 1994.* [12]

10F. Consulting agreement dated December 1, 1998, between the registrant and William Swindells. Incorporated by reference to Exhibit 10G to the 1998 Form 10-K.* [4]

11. Computation of per share earnings is obtainable from the financial statements filed with this annual report on Form 10-K.

12.       Computation of Ratio of Earnings to Fixed Charges.  [1]

21. Omitted because the registrant's subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 10, 2000, in the registrant's registration statements on Form S-3 and Form S-8. [1]

27.       Financial Data Schedule.  [1]

99.       Description  of capital  stock.  Incorporated  by reference to Exhibit
          99.1 to the registrant's current report on Form 8-K filed on February 25, 2000. [3]

  The registrant will furnish a copy of any exhibit to this annual report on Form 10-K to any security holder for a fee of $0.30 per page to cover the registrant's expenses in furnishing the copy. The number of pages of each exhibit is indicated in brackets at the end of each exhibit description.

------------------------
*Management contract or compensatory plan or arrangement.

Note: Certain instruments with respect to the long-term debt of the registrant are not filed herewith where the total amount of securities authorized thereunder does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish copies of such instruments to the Commission on request.