Form 10-Q
period 2000-03-31
WILLAMETTE INDUSTRIES INC
filed 2000-05-12
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                 March 31, 2000

                         Commission File Number 1-12545



                           Willamette Industries, Inc.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)



                State of Oregon                        93-0312940
            ---------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)            Identification No.)



           1300 S.W. Fifth Avenue, Suite 3800, Portland, Oregon 97201
      --------------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code (503) 227-5581
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes  X         No
                                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 110,756,932 at May 1, 2000.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1


                                                                  MARCH 31,   DECEMBER 31,
                                 ASSETS                             2000          1999
                                 ------                          ---------     -------
      Current assets:
        Cash                                                  $     22,999        25,557
        Accounts receivable, less allowance
          for doubtful accounts of $3,785 and $3,222               438,723       382,763
        Inventories (Note 2)                                       436,953       445,110
        Prepaid expenses and timber deposits                        34,419        36,160
                                                                 ---------     ---------

            Total current assets                                   933,094       889,590

      Timber, timberlands and related facilities, net            1,049,943     1,057,529

      Property, plant and equipment, at cost less
        accumulated depreciation of $2,541,384 and $2,485,524    2,762,178     2,751,210

      Other assets                                                  78,308        99,532
                                                                 ---------     ---------

                                                              $  4,823,523     4,797,861
                                                                 =========     =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Current installments on long-term debt                $      3,008         3,256
        Notes payable                                               19,475        13,617
        Accounts payable, includes book overdrafts
          of $58,636 and $53,653                                   205,002       212,222
        Accrued expenses                                           182,621       180,824
        Accrued income taxes                                        37,005        22,200
                                                                 ---------      --------

            Total current liabilities                              447,111       432,119

      Deferred income taxes                                        511,629       491,374

      Other liabilities                                             41,350        41,813

      Long-term debt, net of current installments                1,588,245     1,628,843

      Stockholders' equity:
        Preferred stock, cumulative, $.50 par value.
          Authorized 5,000 shares                                        -             -
        Common stock, $.50 par value. Authorized 150,000
          shares; issued 110,743 and 111,587 shares                 55,371        55,794
        Capital surplus                                            273,593       303,626
        Retained earnings                                        1,906,224     1,844,292
                                                                 ---------     ---------

            Total stockholders' equity                           2,235,188     2,203,712
                                                                 ---------     ---------

                                                              $  4,823,523     4,797,861
                                                                 =========     =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1




                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2000        1999
                                                           ---------  ---------

      Net sales                                           $1,114,314    923,453

      Cost of sales                                          886,880    778,295
                                                           ---------  ---------

        Gross profit                                         227,434    145,158

      Selling and administrative expenses                     67,980     65,152
                                                           ---------  ---------

        Operating earnings                                   159,454     80,006

      Other expense - net                                       (486)       (91)
                                                           ---------  ---------

                                                             158,968     79,915

      Interest expense                                        28,733     32,760
                                                           ---------  ---------

        Earnings before provision for income taxes           130,235     47,155

      Provision for income taxes                              44,931     15,561
                                                           ---------  ---------

        Net earnings                                      $   85,304     31,594
                                                           =========  =========

      Per share information:
        Basic earnings per share                          $     0.77       0.28
                                                           =========  =========
        Diluted earnings per share                        $     0.76       0.28
                                                           =========  =========

        Dividends                                         $     0.21       0.16
                                                           =========  =========
      Weighted average shares outstanding:
        Basic                                                111,279    111,002
                                                           =========  =========
        Diluted                                              111,784    111,478
                                                           =========  =========

Per share earnings, both basic and diluted, are based upon the weighted average number of shares outstanding.

Diluted weighted average shares outstanding are calculated using the treasury stock method and assume that all stock options with a market value greater than the grant price at the balance sheet date are exercised.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    2000           1999
                                                                 ---------      ---------
      Cash flows from operating activities:
        Net earnings                                         $      85,304         31,594
        Adjustments to reconcile net earnings to net cash
          provided by operating activities:
            Depreciation                                            60,256         59,500
            Cost of fee timber harvested                             9,819         10,954
            Other amortization                                       4,558          4,105
            Deferred income taxes                                   20,255         10,900
            Changes in working capital items:
               Accounts receivable                                 (55,960)       (32,813)
               Inventories                                           8,157         13,478
               Prepaid expenses and timber deposits                  1,741          4,584
               Accounts payable and accrued expenses                (5,423)       (13,170)
               Accrued income taxes                                 14,805          2,996
                                                                 ---------      ---------
        Net cash provided by operating activities                  143,512         92,128
                                                                 ---------      ---------
      Cash flows from investing activities:
            Proceeds from sale of assets                                 -            510
            Expenditures for property, plant and equipment         (71,224)       (65,741)
            Expenditures for timber and timberlands                 (2,226)        (2,274)
            Expenditures for roads and reforestation                (3,787)        (2,912)
            Other                                                   19,991          1,491
                                                                 ----------     ---------
        Net cash used in investing activities                      (57,246)       (68,926)
                                                                 ----------     ----------

      Cash flows from financing activities:
            Net change in operating lines of credit                  5,858        (12,041)
            Debt borrowing                                               -            152
            Proceeds from sale of common stock                       1,129          2,164
            Repurchased common stock                               (31,593)             -
            Cash dividends paid                                    (23,372)       (17,757)
            Payment on debt                                        (40,846)        (4,776)
                                                                 ----------     ----------
        Net cash used in financing activities                      (88,824)       (32,258)
                                                                 ----------     ----------

      Net change in cash                                            (2,558)        (9,056)

      Cash at beginning of period                                   25,557         31,359
                                                                 ---------      ---------
      Cash at end of period                                  $      22,999         22,303
                                                                 =========      =========

      Supplemental  disclosures of cash flow  information:
      Cash paid during the period for:
          Interest (net of amount capitalized)               $      39,258         42,203
                                                                 =========     ==========
          Income taxes                                       $       9,871            729
                                                                 =========     ==========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Note 2   The components of inventories are as follows (thousands of dollars):

                                                March 31,    December 31,
                                                  2000           1999
                                              ------------   ------------

                  Finished product               $ 147,797        139,385
                  Work in progress                   7,584          7,722
                  Raw material                     183,327        198,866
                  Supplies                          98,245         99,137
                                              ------------   ------------

                                                 $ 436,953        445,110
                                              ============   ============



         Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 MARCH 31, 2000


The company's three basic businesses, white paper, brown paper and building materials, are affected by changes in general economic conditions. White and brown paper sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts and to the availability and terms of financing for construction. All industry segments are influenced by global economic factors of supply and demand. In addition, the cost of wood and recycled fiber, basic raw materials for all segments, are sensitive to various supply and demand factors including environmental issues affecting supply.

                               SEGMENT INFORMATION

                                                          Three Months Ended
                                                              March 31,
                                                       ----------------------

                                                           2000        1999
                                                       ----------  ----------
                  Sales:
                     White Paper                       $  341,510     257,949
                     Brown Paper                          404,566     332,697
                     Building Materials                   368,238     332,807
                                                       ----------  ----------

                                                       $1,114,314     923,453
                                                       ==========  ==========

                  Operating Earnings:
                     White Paper                        $  58,280       9,190
                     Brown Paper                           67,256      33,674
                     Building Materials                    45,278      49,758
                     Corporate                            (11,360)    (12,616)
                                                       ----------  ----------

                                                       $  159,454      80,006
                                                       ==========  ==========

                              RESULTS OF OPERATIONS
                              ---------------------

                    First Quarter 2000 vs. First Quarter 1999
                    -----------------------------------------

Consolidated net sales increased 20.7% in the first quarter of 2000 compared with the first quarter of 1999, as all operating segments posted increases in net sales. Operating earnings increased 99.3% in the first quarter of 2000 compared with the first quarter of 1999, as increases in the white and brown paper segments outpaced the slight decline in the building materials segment.

White paper operating earnings increased more than six times primarily due to an increase in net sales of 32.4% in the first quarter of 2000 compared to the same period of 1999. Markets continued to improve into the first quarter of 2000 with average selling prices increasing in all product lines as follows: continuous forms -- 15.0%, cut sheets -- 19.3%, fine paper -- 18.6%, and hardwood market pulp -- 53.1%. With another price increase announced late in the first quarter of 2000, a positive trend is anticipated in the second quarter of 2000.

In addition to increased selling prices, unit shipments increased in all product lines except for forms which decreased slightly when compared with the first quarter of 1999. Cut sheet volume increased 17.8%, fine paper 12.4%, and hardwood market pulp 44.6%. Increases in cut sheet volume was due, in part, to the successful start-up of the Washington Courthouse, Ohio, facility.

Favorable increases in selling prices and unit shipments outpaced the unfavorable increases in raw material costs. Chip costs increased 3.8% and softwood pulp costs increased 32.5% in the first quarter of 2000 compared to the first quarter of 1999. The gross profit margin for white paper increased to 21.6% in the first quarter of 2000 compared to 9.1% in the same period in 1999.

Brown paper operating earnings increased 99.7% mainly due to increases in net sales of 21.6% in the first quarter of 2000 compared to the first quarter of 1999. These increases were driven by increases in both price and volume for all product lines. Average selling prices were up 16.7% for corrugated containers and 13.7% for grocery bags, while unit shipments increased 5.7% for corrugated containers and 7.4% for grocery bags.

In the first quarter of 2000, old corrugated container (OCC) costs increased 54.6% from the comparable period in 1999. However, increases in price and unit shipments out-paced increased raw materials costs improving the gross profit margin for brown paper to 23.1% in the first quarter of 2000 compared to 17.4% in the first quarter of 1999. The positive trend is expected to continue into the second quarter of 2000 as price increases were announced late in the first quarter of 2000.

Building materials segment sales were up 10.6% in the first quarter of 2000 compared to the first quarter of 1999. However, with increases in raw materials costs, operating earnings declined 9.0% over the same period. Average selling prices increased in most product lines. Average selling prices for lumber increased 6.2%, oriented strand board (OSB) 31.4%, domestic particleboard 9.1% and domestic MDF 10.8%. Conversely, average selling prices declined 8.5% for plywood and 17.2% for international MDF for the first quarter of 2000 when compared with the first quarter of 1999.

Unit shipments were also mixed in the first quarter of 2000, with increases in lumber of 8.5%, domestic particleboard of 7.5%, domestic MDF of 1.3%, and international MDF of 6.2%. Plywood unit shipments were flat and OSB shipments declined 8.6% in the first quarter of 2000 when compared to the same period in 1999. Log costs increased 8.3% in the first quarter of 2000 compared to the comparable period in 1999. Higher log costs had a dampening effect on overall building materials segment profitability. As a result, the building materials segment's gross profit margin decreased to 16.4% in the first quarter of 2000 from 19.1% in the first quarter of 1999.

Selling and administrative expenses increased $2.8 million, or 4.3%, in the first quarter of 2000 compared to the first quarter of 1999. However, the ratio of selling and administrative expenses to net sales was 6.1% for the first quarter of 2000 compared to 7.1% for the same period in 1999 reflecting economies of scale achieved from overall increases in net sales and unit shipments.

Interest expense was $28.7 million in the first quarter of 2000 compared with $32.8 million in the prior period. The decrease in interest expense is attributable to a decrease in average debt outstanding of over $250 million in the first quarter of 2000 compared to the first quarter of 1999. Also contributing to the decrease in interest expense was an increase in capitalized interest to $1.7 million for the first quarter of 2000 from $.5 million for the first quarter of 1999. The company's effective interest rate increased to 7.4% in the first quarter of 2000 from 7.1% for the same period in 1999.


                    Financial Condition as of March 31, 2000
                    ----------------------------------------

For the first three months of 2000, cash flows from operating activities were $143.5 million, representing an increase of 55.8% from the same period in 1999. The increase was primarily attributable to increased earnings.

Net working capital increased to $486.0 million at March 31, 2000, compared to $457.5 million at December 31, 1999. The total debt to capital ratio decreased to 41.9% at March 31, 2000, from 42.8% at December 31, 1999.

During the first quarter of 2000, the company repurchased 880,000 common shares for $31.6 million under its $100 million stock repurchase program. To date, $47.3 million has been repurchased under this program.

The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and expand production. In the first quarter of 2000, the company incurred $71.2 million in capital expenditures for property, plant and equipment.

In March 2000, the company signed an agreement to acquire Cotesa, a subsidiary of the Mexican beverage company, Femsa. The acquisition will strengthen the company's position in Mexico by adding a recycled linerboard and corrugating medium mill, a state-of-the-art corrugated container plant and a solid fiber box plant.

In April 2000, the Board of Directors approved a capital projects plan to modernize and improve vertical integration in the company's white paper division. Under the plan, the company will acquire a market pulp mill in Port Wentworth, Georgia, and modernize the Kingsport, Tennessee, uncoated free sheet mill.

At its February 10, 2000, meeting, the Board of Directors voted to raise the quarterly cash dividend from $0.18 to $0.21 per share, which was a 16.7% increase over the previous quarterly rate. However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a Credit Agreement.

                           Forward-Looking Statements
                           --------------------------

Statements contained in this report that are not historical in nature, including without limitation trends in pricing levels, adequacy of the company's liquidity resources and the impact of environmental regulations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those projected. Such risks and uncertainties with respect to the company, in addition to those included with the forward-looking statements, include, but are not limited to, the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations including the costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

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

                                                                       FORM 10-Q
                                                                         PART II


                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

In the fourth quarter of 1997, the company received a series of requests from the Environmental Protection Agency (EPA) for information under Section 114 of the Clean Air Act (the Act) with respect to the company's building materials operations. The requests have focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The company has responded to the allegations contained in the NOVs and has had several meetings and extensive correspondence with the EPA and the U.S. Department of Justice to negotiate a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received NOVs under the Act have involved the payment of substantial penalties and agreements to install emission control equipment and undertake supplemental environmental projects. The company established a $10 million reserve as an estimate of potential non-tax deductible penalties resulting from these proceedings.

In November 1998, the company received from the EPA a request for information under Section 114 of the Act with respect to the company's Johnsonburg, Pennsylvania, pulp and paper mill. This request also focused on compliance with the PSD regulations. Subsequently, on April 19, 1999, the company received an NOV relating to its Johnsonburg mill. The NOV asserts violations of the Act relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The company has received a demand letter from the EPA to correct the alleged violations contained in this NOV. In February 2000, the company responded to the demand letter in an effort to resolve the matter.

Also at the Johnsonburg mill, the company is negotiating with the Pennsylvania Department of Environmental Protection to resolve other alleged environmental violations.

In August 1999, the company received another Section 114 information request from the EPA relating to the company's paper mill in Campti, Louisiana. The company has conducted several meetings with state and federal officials regarding the information provided to the EPA. Also, in March and November 1999, the company received Section 114 requests from the EPA relating to the company's paper mill in Hawesville, Kentucky. In April 1999 and January 2000, the company provided the requested information to the EPA. In March 2000, the company received requests for information from the EPA under Section 114 of the Act related to the Marlboro, South Carolina and Kingsport, Tennessee, fine paper mills. The company's responses are due in June 2000. To date, NOVs have not been issued by the EPA relating to the Campti, Hawesville, Marlboro or Kingsport mills.

The company believes that the outcome of the foregoing proceedings and other proceedings to which the company is a party will not have a material adverse effect on the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of the company's shareholders was held April 18, 2000. The following directors were elected at the annual meeting for terms of office expiring in the indicated year by the vote indicated below:


                                                                     Abstentions
                                Expiration                            and broker
                                 of term        For       Withheld    non-votes
                                ----------   ----------   ---------   ---------

      Gerard K. Drummond           2003      97,964,162     781,763       0
      Paul N. McCracken            2003      97,648,632   1,097,293       0
      Stuart J. Shelk, Jr.         2003      97,652,850   1,093,075       0
      Michael G. Thorne            2003      97,299,042   1,446,883       0

      The following individuals continue to serve as directors:

                           Winslow H. Buxton       2002
                           Kenneth W. Hergenhan    2001
                           G. Joseph Prendergast   2002
                           Robert M. Smelick       2001
                           William Swindells       2002
                           Benjamin R. Whiteley    2001

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

  (a)  Exhibits
       --------

       Exhibit No.               Exhibit
       -----------               -------

           12                    Ratio of Earnings
                                 to Fixed Charges.

           27                    Financial Data Schedule for three-
                                 month period ended March 31, 2000.

  (b)  Report on Form 8-K
       ------------------

       A report on Form 8-K was filed on February 25, 2000, to report the adoption of a new shareholder rights plan effective February 25, 2000, to replace a similar plan that was expiring. The Rights Agreement dated as of February 25, 2000, between the company and ChaseMellon Shareholder Services, L.L.C., was filed as an exhibit to the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WILLAMETTE INDUSTRIES, INC.



                                By /s/G. W. Hawley
                                      G. W. HAWLEY
                                      Executive Vice President,
                                       Chief Financial Officer,
                                       Secretary and Treasurer
                                      (Principal Financial Officer)

Date:  May 10, 2000