Form 10-Q
period 2000-06-30
WILLAMETTE INDUSTRIES INC
filed 2000-08-14
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                  June 30, 2000
                                  -------------

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

                                                   Yes  X         No ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 109,204,522 at August 7, 2000.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                  ITEM 1

                                                          JUNE 30,     DECEMBER 31,
                            ASSETS                          2000           1999
                            ------                      ----------       ---------
Current assets:
  Cash                                                  $   24,142          25,557
  Accounts receivable, less allowance
    for doubtful accounts of $3,831 and $3,222             446,764         382,763
  Inventories (Note 2)                                     452,440         445,110
  Prepaid expenses and timber deposits                      32,366          36,160
                                                        ----------       ---------

      Total current assets                                 955,712         889,590

Timber, timberlands and related facilities, net          1,037,819       1,057,529

Property, plant and equipment, at cost less
  accumulated depreciation of $2,615,011 and
  $2,485,524                                             2,920,570       2,751,210

Other assets                                                99,993          99,532
                                                        ----------       ---------

                                                        $5,014,094       4,797,861
                                                        ==========       =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current liabilities:
  Current installments on long-term debt                $    3,122           3,256
  Notes payable                                            111,480          13,617
  Accounts payable, includes book overdrafts
    of $67,307 and $53,653                                 213,197         212,222
  Accrued expenses                                         200,677         180,824
  Accrued income taxes                                       7,962          22,200
                                                        ----------       ---------

       Total current liabilities                           536,438         432,119

Deferred income taxes                                      533,904         491,374

Other liabilities                                           36,474          41,813

Long-term debt, net of current installments              1,656,927       1,628,843

Stockholders' equity:
  Preferred stock, cumulative, $.50 par value.
    Authorized 5,000,000 shares                                  -               -

  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 109,199,682 and 111,587,433 shares       54,600          55,794
  Capital surplus                                          222,521         303,626
  Retained earnings                                      1,973,230       1,844,292
                                                        ----------       ---------

       Total stockholders' equity                        2,250,351       2,203,712
                                                        ----------       ---------

                                                        $5,014,094       4,797,861
                                                        ==========       =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1




                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,

                                     ----------------------  ----------------------
                                        2000        1999        2000        1999
                                     ----------   ---------  ----------   ---------


Net sales                            $1,135,006   1,007,369  $2,249,320   1,930,822

Cost of sales                           891,019     808,408   1,777,899   1,586,703
                                     ----------   ---------  ----------   ---------

  Gross profit                          243,987     198,961     471,421     344,119

Selling and administrative expenses      70,088      65,909     138,068     131,061
                                     ----------   ---------  ----------   ---------

  Operating earnings                    173,899     133,052     333,353     213,058

Other expense - net                      (5,518)       (304)     (6,004)       (395)
                                     ----------   ---------  ----------   ---------

                                        168,381     132,748     327,349     212,663

Interest expense                         30,683      31,609      59,416      64,369
                                     ----------   ---------  ----------   ---------
   Earnings before provision for
     income taxes                       137,698     101,139     267,933     148,294

 Provision for income taxes              47,506      37,825      92,437      53,386
                                     ----------   ---------  ----------   ---------

   Net earnings                      $   90,192      63,314  $  175,496      94,908
                                     ==========   =========  ==========   =========

 Per share information:
   Basic earnings per share          $     0.82        0.57  $     1.59        0.85
                                     ==========   =========  ==========   =========
   Diluted earnings per share        $     0.82        0.57  $     1.58        0.85
                                     ==========   =========  ==========   =========
   Dividends                         $     0.21        0.18  $      .42        0.34
                                     ==========   =========  ==========   =========
 Weighted average shares outstanding:
   Basic                                110,177     111,362     110,723     111,183
                                     ==========   =========  ==========   =========
   Diluted                              110,528     112,055     111,217     111,787
                                     ==========   =========  ==========   =========

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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -----------------------
                                                           2000          1999
                                                        ----------    ---------
Cash flows from operating activities:
  Net earnings                                          $  175,496       94,908
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                         121,864      118,696
      Cost of fee timber harvested                          21,184       21,525
      Other amortization                                     9,255        8,352
      Deferred income taxes                                 30,618       37,377
      Changes in working capital items:
         Accounts receivable                               (56,697)     (79,298)
         Inventories                                         3,880        8,799
         Prepaid expenses and timber deposits                4,299        5,570
         Accounts payable and accrued expenses              14,154        1,017
         Accrued income taxes                              (14,238)     (11,264)
                                                        ----------    ---------
  Net cash provided by operating activities                309,815      205,682
                                                        ----------    ---------

Cash flows from investing activities:
      Proceeds from sale of assets                             661          615
      Expenditures for property, plant and equipment      (168,297)    (120,764)
      Expenditures for timber and timberlands               (2,300)      (6,579)
      Expenditures for roads and reforestation              (6,695)      (5,908)
      Acquisitions                                        (149,514)          -
      Other                                                 17,973      (34,239)
                                                        ----------    ---------
  Net cash used in investing activities                   (308,172)    (166,875)
                                                        ----------    ---------

Cash flows from financing activities:
      Net change in operating lines of credit               97,863       26,332
      Debt borrowing                                       110,241       27,770
      Proceeds from sale of common stock                     1,758       15,356
      Repurchased common stock                             (84,071)          -
      Cash dividends paid                                  (46,558)     (37,820)
      Payment on debt                                      (82,291)     (81,874)
                                                        ----------    ---------
  Net cash used in financing activities                     (3,058)     (50,236)
                                                        ----------    ---------

Net change in cash                                          (1,415)     (11,429)

Cash at beginning of period                                 25,557       31,359
                                                        ----------    ---------

Cash at end of period                                   $   24,142       19,930
                                                        ==========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest (net of amount capitalized)                 $   58,968       65,179
                                                        ==========    =========

   Income taxes                                         $   76,057       22,800
                                                        ==========    =========

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 1



                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):

                                               June 30,    December 31,
                                                 2000           1999
                                              ----------     ----------

              Finished product                $  137,841        139,385
              Work in progress                     8,579          7,722
              Raw material                       206,582        198,866
              Supplies                            99,438         99,137
                                              ----------     ----------

                                              $  452,440        445,110
                                              ==========     ==========

Note 3 In May 2000, the company completed its acquisition of Corrugados Tehuacan S.A. de C.V. for $70.1 million. This company operates a state-of-the-art corrugated container plant, a solid fiber box plant and a small recycled linerboard and medium mill, all located in Mexico. Also in May 2000, the company purchased a hardwood market pulp mill in Port Wentworth, Georgia. After process improvements, the company's total investment in the Port Wentworth facility is expected to be approximately $90.0 million.

              These acquisitions were accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statements of earnings from the date of acquisition.

Note 4 Earnings before income taxes for the three- and six-month periods ended June 30, 2000, include charges totaling $5.1 million related to estimated costs for the closure of the Dallas, Oregon, plywood plant and anticipated settlement costs for alleged violations of the federal Clean Air Act and related state regulations involving the company's building materials operations.



              Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2


                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2000


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

                                               SEGMENT INFORMATION

                            Three Months Ended          Six Months Ended
                                 June 30,                    June 30,
                         -----------------------    -----------------------
                            2000         1999          2000         1999
                         ----------   ----------    ----------   ----------
Net Sales:
  White Paper            $  346,793      264,667    $  688,303      522,616
  Brown Paper               427,026      354,188       831,592      686,885
  Building Materials        361,187      388,514       729,425      721,321
                         ----------   ----------    ----------   ----------

                         $1,135,006    1,007,369    $2,249,320    1,930,822
                         ==========   ==========    ==========   ==========

Operating Earnings:
  White Paper            $   60,342       11,991       118,622       21,181
  Brown Paper                79,654       55,479       146,910       89,153
  Building Materials         46,169       76,863        91,447      126,621
  Corporate                 (12,266)     (11,281)      (23,626)     (23,897)
                         ----------   ----------    ----------   ----------

                         $  173,899      133,052    $  333,353      213,058
                         ==========   ==========    ==========   ==========

                              RESULTS OF OPERATIONS
                              ---------------------
                   Second Quarter 2000 vs. Second Quarter 1999
                   -------------------------------------------

Consolidated net sales increased 12.7% in the second quarter of 2000 compared with the second quarter of 1999. Operating earnings increased 30.7% in the second quarter of 2000 compared with the second quarter of 1999, as increases in the white and brown paper segments outpaced the decline in the building materials segment.

White paper operating earnings were more than five times higher primarily due to an increase in net sales of 31.0% in the second quarter of 2000 compared to the second quarter of 1999. Second quarter 2000 average selling prices increased over 1999 in all product lines as follows: cut sheets -- 19.6%, continuous forms -- 15.7%, fine paper -- 23.3%, and hardwood market pulp -- 42.0%. By the end of the second quarter 2000, prices were softening.

Unit shipments of cut sheets increased 12.6% in the second quarter of 2000 predominantly due to the successful start-up of the Washington Courthouse, Ohio, facility. Fine paper and forms shipments were flat for the second quarter of 2000 versus the same period of 1999.

Favorable increases in selling prices and unit shipments outpaced the unfavorable increases in raw material costs. Chip costs increased 6.3% and softwood pulp costs increased 35.3% in the second quarter of 2000 compared to the second quarter of 1999. The gross profit margin for white paper increased to 22.0% in the second quarter of 2000 compared to 10.1% in the same period in 1999.

Brown paper operating earnings increased 43.6% largely due to increases in net sales of 20.6% in the second quarter of 2000 compared to the second quarter of 1999. These increases were driven by average selling price increases of 16.1% for corrugated containers and 13.5% for grocery bags. By the end of the second quarter of 2000, brown paper prices were stable.

Unit corrugated container shipments increased 3.5% while grocery bag shipments declined 8.3%. The results of operations for the brown paper segment include the positive contributions of Corrugados Tehuacan S.A. de C.V., which was acquired by the company on May 31, 2000.

The favorable increases in average selling prices and corrugated container shipment volumes more than compensated for the unfavorable increase in old corrugated container (OCC) costs, which increased 73.8% from the comparable period in 1999. Despite increased OCC costs, gross profit margins for brown paper improved to 24.9% in the second quarter of 2000 compared to 22.9% in the second quarter of 1999.

The building materials segment's results for the second quarter of 2000 reflected pricing pressure due to increased industry production and higher interest rates leading to declining new housing starts. Sales declined 7.0% in the second quarter of 2000 compared to the second quarter of 1999, and operating earnings declined 39.9% over the same periods. Average selling prices declined 14.7% for lumber, 15.2% for plywood, 9.7% for OSB, and 11.7% for international MDF. Conversely, average selling prices increased 6.4% for domestic particleboard and 10.1% for domestic MDF reflecting the typical lag in activity of these product lines behind the lumber and structural panel product lines.

The only building materials segment product line showing a significant increase in unit shipments was domestic particleboard. Domestic particleboard shipments increased 5.9% in the second quarter of 2000 over the same period in 1999. However, unit shipments in all other building materials segment product lines reflected the flagging demand for most building materials products. Shipments of lumber, domestic MDF and international MDF were relatively flat for the second quarter of 2000; plywood shipments declined 5.2%, and OSB shipments declined 2.2%. In June of 2000, the company permanently closed the Dallas, Oregon, plywood plant, a victim of weak market conditions and competition from less expensive substitute products. As a result of the market pricing pressures, the building materials segment's gross profit margin decreased to 17.0% in the second quarter of 2000 from 23.4% in the second quarter of 1999.

Selling and administrative expenses increased $4.2 million, or 6.3%, in the second quarter of 2000 compared to the second quarter of 1999, primarily due to new operations. However, the ratio of selling and administrative expenses to net sales declined to 6.2% for the second quarter of 2000 compared to 6.5% for the same period in 1999.

Other expense - net increased $5.2 million in the second quarter of 2000 when compared to the same period of 1999. This increase reflects charges taken in June 2000 totaling $5.1 million before taxes for the closure of the Dallas, Oregon, plywood plant and anticipated settlement costs associated with penalties and supplemental environmental projects in connection with alleged violations of the federal Clean Air Act and related state regulations involving the company's building materials operations. A consent decree was lodged in the United States District Court for the District of Oregon in July 2000 and is subject to the approval of the court.

Interest expense was $30.7 million in the second quarter of 2000 compared with $31.6 million in the prior period. The decrease in interest expense is due to a decrease in average debt outstanding of $180 million in the second quarter of 2000 compared to the second quarter of 1999, partially offset by an increase in the company's effective interest rate, which increased to 7.6% in the second quarter of 2000 from 7.1% for the same period in 1999.

        Six Months ended June 30, 2000 vs. Six Months ended June 30, 1999
        -----------------------------------------------------------------

Consolidated net sales increased 16.5% and operating earnings increased 56.5% for the first six months of 2000 due to strong performance from the white paper and brown paper segment operations.

White paper sales increased 31.7% over the first six months of 1999 due to price and volume increases in all product lines except continuous forms. Sales prices increased in all product lines with price increases of 19.4% for cutsheets, 21.3% for fine paper, 15.4% for continuous forms and 47.0% for market pulp. In addition, unit shipments increased in all product lines except for continuous forms for the first half of 2000 compared to the same period in the prior year.

Increased prices and unit shipments were offset in part by increases in raw material costs. Chip costs increased 3.6% and softwood pulp costs increased 33.6% for the six months ended June 30, 2000 when compared with the same period ended June 30, 1999. Even after increased raw materials costs, white paper operating earnings were more than five times higher than operating earnings for the first half of 1999. Gross profit margin increased to 21.8% for the first six months of 2000, up from 9.6% in the same period of 1999.

Brown paper net sales increased 21.1% over the first half of 1999 due to selling price increases in all product lines and increased unit shipments of corrugated containers. Selling prices increased 16.4% for corrugated containers and 13.4% for grocery bags. Unit shipments increased 4.6% for corrugated containers and declined 1.0% for grocery bags.

The increases in selling price and unit shipments improved brown paper operating earnings by 64.8% despite a 64.5% increase in OCC costs. Brown paper gross profit margins improved to 24.0% from 20.3% in the first half of 1999.

Building materials sales increased 1.1% from the first six months of 1999 despite the continued price erosion which began early in the second quarter of 2000. Sales prices were mixed compared to the first half of 1999. Sales prices for the first half of 2000 increased for OSB by 7.4%, domestic particleboard by 7.7% and domestic MDF by 10.4%. However, prices continued to weaken for lumber, which decreased 5.0%; plywood, which decreased 12.0%; and international MDF, which decreased 14.5% from the first six months of 1999.

Unit shipments were up for the first half of 2000 for lumber, domestic particleboard and both international and domestic MDF. Plywood unit shipments decreased 2.7%. OSB unit shipments also declined by 5.4% compared to the first six months of 1999. Higher log costs also impacted the building materials segment operating results as log costs increased 4.2% in the first six months of 2000 compared to the first half of 1999. As a result of increased market pressure, building materials operating earnings decreased 27.8% for the first six months of 2000 compared to the same period in 1999. Gross profit margins for the first half of 2000 were 16.7%, down from 21.4% in the same period in 1999.

Selling and administrative expenses increased $7.0 million, or 5.3%, primarily due to the expansion of company operations. The ratio of selling and administrative expenses to net sales decreased to 6.1% for the first six months of 2000 from 6.8% for the same period in 1999.

Interest expense was $59.4 million for the first six months of 2000 compared with $64.4 million for the first six months of 1999. The decrease is attributable to decreased average debt outstanding of $215 million, partially offset by an increase in the company's effective interest rate from 7.1% for the first six months of 1999 to 7.5% for 2000. Capitalized interest increased slightly to $2.2 million for the first half of 2000 from $1.2 million in 1999.

Other expense - net includes charges totaling $5.1 million before taxes for the closure of the Dallas, Oregon, plywood plant and anticipated settlement costs associated with penalties and supplemental environmental projects in connection with alleged violations of the federal Clean Air Act and related state regulations involving the company's building materials operations.

                     Financial Condition as of June 30, 2000
                     ---------------------------------------

For the first six months of 2000, cash flows from operating activities were $309.8 million, representing an increase of 50.6% from the same period in 1999. The increase was primarily attributable to increased earnings in the white paper and brown paper segments.

Net working capital decreased to $419.3 million at June 30, 2000, compared to $457.5 million at December 31, 1999. The total debt to capital ratio was 44.0% at June 30, 2000, up from 42.8% at December 31, 1999, mainly due to acquisitions completed in the second quarter.

In May 2000, the company strengthened its position in Mexico with the acquisition of Corrugados Tehuacan S.A. de C.V. for $70.1 million. This company operates a state-of-the-art corrugated container plant in Ixtac, a recycled linerboard and corrugating medium mill in Xalapa, and a solid fiber box plant in Tehuacan.

Also in May, the company acquired a hardwood market pulp mill in Port Wentworth, Georgia. After process improvements, the company's total investment in the Port Wentworth facility is expected to be approximately $90.0 million. Production at the Port Wentworth mill is expected to begin in the fourth quarter of 2000.

The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and expand production. In the first half of 2000, the company incurred $168.3 million in capital expenditures for property, plant and equipment.

In June, the company completed its $100 million stock repurchase program. During the first six months of 2000, the company repurchased 2,447,100 common shares for $84.1 million.

In April, the Board of Directors declared a quarterly cash dividend of $0.21 per share. However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a bank credit agreement.

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

                                                                       FORM 10-Q
                                                                         PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

In the fourth quarter of 1997, the company received a series of requests from the Environmental Protection Agency (EPA) for information under Section 114 of the Clean Air Act (the Act) with respect to the company's building materials operations. The requests focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the Act. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the Act and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The company has signed a consent decree providing for implementation of a compliance program including installation of pollution control technology at several facilities at an estimated cost of $28 million, implementation of supplemental environmental projects (SEPs) at a cost of $8 million and payment of a civil penalty of $11 million plus interest. The company has established reserves to provide for the estimated final settlement costs for the civil penalty and SEPs. The consent decree and related complaint were lodged with the United States District Court for the District of Oregon on July 20, 2000. The consent decree is subject to the court's approval.

In November 1998, the company received from the EPA a request for information under Section 114 of the Act with respect to the company's Johnsonburg, Pennsylvania, pulp and paper mill. This request also focused on compliance with the PSD regulations. Subsequently, on April 19, 1999, the company received an NOV relating to its Johnsonburg mill. The NOV asserts violations of the Act relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The company received a demand letter from the EPA to correct the alleged violations contained in this NOV. In February 2000, the company responded to the demand letter and is continuing efforts to resolve the matter.

In a separate matter at the Johnsonburg mill, the company entered into a consent order and agreement in May 2000 with the Pennsylvania Department of Environmental Protection providing for a fine of approximately $164,000 for air quality violations.

In August 1999, the company received another Section 114 information request from the EPA relating to the company's paper mill in Campti, Louisiana. The company responded to the request in November 1999. The company has conducted several meetings with state and federal officials regarding the Campti mill and has agreed to provide additional information to the EPA. Also, in March and November 1999, the company received Section 114 requests from the EPA relating to the company's paper mill in Hawesville, Kentucky. In April 1999 and January 2000, the company provided the requested information to the EPA.

In March 2000, the company received  requests for information from the EPA under
Section 114 of the Act related to the Marlboro, South Carolina and Kingsport, Tennessee, fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. To date, NOVs have not been issued by the EPA relating to the Campti, Hawesville, Marlboro or Kingsport mills.

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


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

              (a)  Exhibits
                   --------

                   Exhibit No.                Exhibit
                   -----------                -------

                       12                     Ratio of Earnings
                                              to Fixed Charges.

                       27 Financial Data Schedule for six-month period ended June 30, 2000.
              (b)  Reports on Form 8-K
                   -------------------

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

Date:  August 11, 2000