Form 10-Q
period 2000-09-30
WILLAMETTE INDUSTRIES INC
filed 2000-11-02
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Quarterly Period Ended

                               September 30, 2000
                               ------------------

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



         Registrant's telephone number, including area code (503) 227-5581
                                                            --------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 109,206,002 at October 27, 2000.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                  ITEM 1

                                                        SEPTEMBER 30,    DECEMBER 31,
                           ASSETS                          2000            1999
                           ------                       ----------      -----------
Current assets:
  Cash                                                  $   16,350          25,557
  Accounts receivable, less allowance
    for doubtful accounts of $3,867 and $3,222             472,417         382,763
  Inventories (Note 2)                                     441,700         445,110
  Prepaid expenses and timber deposits                      27,102          36,160
                                                        ----------      ----------

         Total current assets                              957,569         889,590

Timber, timberlands and related facilities, net          1,027,320       1,057,529

Property, plant and equipment, at cost less
  accumulated depreciation of $2,663,939 and
  $2,485,524                                             2,949,643       2,751,210

Other assets                                               100,614          99,532
                                                        ----------      ----------

                                                        $5,035,146       4,797,861
                                                        ==========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current installments on long-term debt                $    3,053           3,256
  Notes payable                                             29,487          13,617
  Accounts payable, includes book overdrafts
    of $72,561 and $53,653                                 227,944         212,222
  Accrued expenses                                         200,601         180,824
  Accrued income taxes                                       8,166          22,200
                                                        ----------      ----------

         Total current liabilities                         469,251         432,119

Deferred income taxes                                      564,146         491,374

Other liabilities                                           36,613          41,813

Long-term debt, net of current installments              1,654,127       1,628,843

Stockholders' equity:
  Preferred stock, cumulative, $.50 par value.
    Authorized 5,000,000 shares                                  -               -
  Common stock, $.50 par value. Authorized 150,000,000
    shares; issued 109,206,002 and 111,587,433 shares       54,603          55,794
  Capital surplus                                          222,672         303,626
  Retained earnings                                      2,033,734       1,844,292
                                                        ----------      -----------

         Total stockholders' equity                      2,311,009       2,203,712
                                                        ----------      ----------

                                                        $5,035,146       4,797,861
                                                        ==========       =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                         ITEM 1




                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                     ----------------------  -----------------------
                                        2000        1999        2000        1999
                                     ----------  ----------  ----------  -----------

Net sales                            $1,116,937   1,087,899  $3,366,257   3,018,721

Cost of sales                           887,590     844,980   2,665,489   2,431,683
                                     ----------  ----------  ----------  ----------

  Gross profit                          229,347     242,919     700,768     587,038

Selling and administrative expenses      68,539      67,368     206,607     198,429
                                     ----------  ----------  ----------  ----------

  Operating earnings                    160,808     175,551     494,161     388,609

Other expense - net                      (2,296)     (9,791)     (8,300)    (10,186)
                                     ----------  ----------  ----------  ----------

                                        158,512     165,760     485,861     378,423

Interest expense                         31,129      31,068      90,545      95,437
                                     ----------  ----------  ----------  ----------
  Earnings before provision for
    income taxes                        127,383     134,692     395,316     282,986

Provision for income taxes               43,947      52,734     136,384     106,120
                                     ----------  ----------  ----------  -----------

  Net earnings                       $   83,436      81,958  $  258,932     176,866
                                     ==========  ==========  ==========  ==========

Per share information:
  Basic earnings per share           $     0.76        0.74  $     2.35        1.59
                                     ==========  ==========  ==========  ==========
  Diluted earnings per share         $     0.76        0.73  $     2.34        1.58
                                     ==========  ==========  ==========  ==========
  Dividends                          $     0.21        0.18  $      .63        0.52
                                     ==========  ==========  ==========  ==========
Weighted average shares outstanding:

  Basic                                 109,203     111,552     110,216     111,307
                                     ==========  ==========  ==========  ==========
  Diluted                               109,392     112,218     110,833     111,938
                                     ==========  ==========  ==========  ==========


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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(DOLLAR AMOUNTS IN THOUSANDS)                                             ITEM 1

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            -------------------------
                                                               2000          1999
                                                            ----------    -----------
Cash flows from operating activities:
  Net earnings                                           $  258,932       176,866
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation                                          186,010       179,982
      Cost of fee timber harvested                           33,037        35,532
      Other amortization                                     14,347        12,494
      Deferred income taxes                                  60,860        60,294
      Changes in working capital items:
         Accounts receivable                                (82,350)      (87,518)
         Inventories                                         14,620        (5,081)
         Prepaid expenses and timber deposits                 9,563        17,727
         Accounts payable and accrued expenses               28,825        11,755
         Accrued income taxes                               (14,034)        5,892
                                                         ----------    ----------
  Net cash provided by operating activities                 509,810       407,943
                                                         ----------    ----------

Cash flows from investing activities:
      Proceeds from sale of assets                            1,550         4,869
      Expenditures for property, plant and equipment       (246,065)     (181,334)
      Expenditures for timber and timberlands                (2,318)       (7,351)
      Expenditures for roads and reforestation              (12,607)      (10,966)
      Acquisitions                                         (165,854)           -
      Other                                                  16,981       (33,124)
                                                         ----------    ----------
  Net cash used in investing activities                    (408,313)     (227,906)
                                                         ----------    ----------

Cash flows from financing activities:

      Net change in operating lines of credit                15,870        (6,156)
      Debt borrowing                                        110,241        27,770
      Proceeds from sale of common stock                      1,906        17,913
      Repurchased common stock                              (84,071)           -
      Cash dividends paid                                   (69,490)      (57,900)
      Payment on debt                                       (85,160)     (172,874)
                                                         ----------    ----------
  Net cash used in financing activities                    (110,704)     (191,247)
                                                         ----------    ----------

Net change in cash                                           (9,207)      (11,210)

Cash at beginning of period                                  25,557        31,359
                                                         ----------    ----------
Cash at end of period                                    $   16,350        20,149
                                                         ==========    ==========
 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest (net of amount capitalized)                $  101,258       106,676
                                                         ==========    ==========
     Income taxes                                        $   89,558        35,067
                                                         ==========    ==========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                PART I
SEPTEMBER 30, 2000                                                        ITEM 1


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.

Note 2 The components of inventories are as follows (thousands of dollars):


                                                September 30,  December 31,
                                                    2000           1999
                                                 ----------    -----------

              Finished product                   $  136,283        139,385
              Work in progress                        8,712          7,722
              Raw material                          192,140        198,866
              Supplies                              104,565         99,137
                                                 ----------     ----------

                                                 $  441,700        445,110
                                                 ==========     ==========

Note 3 In May 2000, the company completed its acquisition of Corrugados Tehuacan S.A. de C.V. for $70.1 million. This company operates a state-of-the-art corrugated container plant, a solid fiber box plant and a small recycled linerboard and medium mill, all located in Mexico. Also in May 2000, the company purchased a hardwood market pulp mill in Port Wentworth, Georgia. After process improvements, the company's total investment in the Port Wentworth facility is expected to be approximately $95.0 million.

              These acquisitions were accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statements of earnings from the date of acquisition.

Note 4 Earnings before income taxes for the nine-month period ended September 30, 2000, include charges totaling $5.1 million related to closure costs of the Dallas, Oregon, plywood plant and anticipated settlement costs for alleged violations of the federal Clean Air Act and related state regulations involving the company's building materials operations. In the third quarter of 1999, the company took a $10.0 million charge related to the federal Clean Air Act allegations at the building materials operations.

Note 5 In October 2000, the company announced its intentions to close its plywood mill in Ruston, Louisiana, in January 2001. The company will take a charge to earnings of approximately $4.0 million in the fourth quarter of 2000 related to this closure.


              Other notes have been omitted pursuant to Rule 10-01 (a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I

                                                                          ITEM 2

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 2000

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

                                        SEGMENT INFORMATION
                                        -------------------

                         Three Months Ended            Nine Months Ended
                             September 30,               September 30,
                        -----------------------    -----------------------
                           2000         1999          2000         1999
                        ----------   ----------    ----------   ----------
Net Sales:
 White Paper            $  359,771      294,774    $1,048,074      817,390
 Brown Paper               442,241      393,924     1,273,833    1,080,809
 Building Materials        314,925      399,201     1,044,350    1,120,522
                        ----------   ----------    ----------   ----------

                        $1,116,937    1,087,899    $3,366,257    3,018,721
                        ==========   ==========    ==========   ==========

Operating Earnings:
 White Paper            $   45,678       36,877    $  164,300       58,058
 Brown Paper               104,134       62,804       251,044      151,957
 Building Materials         22,605       88,499       114,052      215,120
 Corporate                 (11,609)     (12,629)      (35,235)     (36,526)
                        ----------   ----------    ----------   ----------

                        $  160,808      175,551    $  494,161      388,609
                        ==========   ==========    ==========   ==========

                              RESULTS OF OPERATIONS

                    THIRD QUARTER 2000 VS. THIRD QUARTER 1999
                    -----------------------------------------

Consolidated net sales increased 2.7% in the third quarter of 2000 compared with the third quarter of 1999. Operating earnings decreased 8.4% in the third quarter of 2000 compared with the third quarter of 1999, as increases in the white and brown paper segments did not offset the decline in the building materials segment.

WHITE PAPER SEGMENT

White paper operating earnings improved 23.9% largely due to an increase in net sales of 22.0% in the third quarter of 2000 compared to the third quarter of 1999. Average selling prices and unit shipments increased in the third quarter of 2000 over 1999 in all product lines as follows:

                                       Average Net                  Unit
         Product Line                 Selling Price               Shipments
         ------------                 -------------               ---------
         Cut sheets                        7.4%                     14.0%
         Continuous forms                  9.8%                      5.1%
         Fine paper                       10.0%                      6.0%
         Hardwood market pulp             36.4%                     30.7%


Our market pulp shipments increased as a result of shipments from the Port Wentworth hardwood mill, which commenced operations in September 2000. In the third quarter of 2000, average selling prices for all converted white paper product lines weakened slightly from the second quarter of 2000. An announced October price increase should improve the outlook in the white paper product lines. After seven quarters of improved market pulp pricing, the condition of this market is more uncertain.

The favorable impact of the increases in selling prices and unit shipments was dampened by unfavorable increases in raw material costs, downtime, and start-up costs. Chip costs increased 6.2% and softwood pulp costs increased 33.8% in the third quarter of 2000 compared to the third quarter of 1999. In the third quarter of 2000, white paper operations were negatively affected by downtime experienced because of construction activities at the Johnsonburg, Pennsylvania, paper mill and start-up costs for the Port Wentworth facility. These factors contributed to a slight decline in our gross profit margin for the white paper segment to 17.1% in the third quarter of 2000 compared to 17.4% in the same period in 1999.

BROWN PAPER SEGMENT

Brown paper operating earnings increased 65.8% largely due to increases in net sales of 12.3% and decreases in old corrugated container costs (OCC) of 19.2% in the third quarter of 2000 compared to the third quarter of 1999. In the third quarter of 2000, average selling prices and unit volumes changed from the third quarter of 1999 as follows:

                                     Average Net           Unit
         Product Line               Selling Price        Shipments
         ------------               -------------        ---------
         Corrugated containers          12.1%              2.6%
         Grocery bags                    6.4%             (6.9%)

Unit corrugated container shipments reflect the positive contributions of the first full quarter of operations of Corrugados Tehuacan S.A. de C.V., which was acquired by the company on May 31, 2000. Overall, gross profit margins for the brown paper segment improved to 29.5% in the third quarter of 2000, compared to 22.3% in the third quarter of 1999. While there has been some slowdown of the general economy, operating earnings in this business segment remain strong.

BUILDING MATERIALS SEGMENT

The building materials segment's results for the third quarter of 2000 continued to reflect the pricing pressure due to increased industry production
  and
softened demand due to general economic factors. Sales declined 21.1% in the third quarter of 2000 compared to the third quarter of 1999, and operating earnings declined 74.5% over the same periods. In the third quarter of 2000, average selling prices and unit volumes changed from the third quarter of 1999 as follows:

                                                  Average Net           Unit
                Product Line                     Selling Price        Shipments
                ------------                     -------------        ---------
                Lumber                              (26.9%)              2.2%
                Plywood                             (28.7%)            (16.4%)
                OSB                                 (39.7%)             (2.0%)
                Domestic Particleboard                1.0%              (2.4%)
                International Particleboard         (18.2%)            (18.7%)
                Domestic MDF                         (0.1%)             (1.4%)
                International MDF                   (11.8%)             (3.7%)

The overall declines in average selling prices and unit shipments reflect the decline from recent peak prices in the third quarter of 1999 to current lows in the third quarter of 2000. Additional downtime may be taken in the fourth quarter of 2000 to better match production levels with market demand.

As a result of the market pricing pressures, the building materials segment's gross profit margin decreased to 11.8% in the third quarter of 2000 from 25.9% in the third quarter of 1999.

OTHER COSTS AND EXPENSES

Selling and administrative expenses increased $1.2 million, or 1.7%, in the third quarter of 2000 compared to the third quarter of 1999, primarily due to new operations. However, the ratio of selling and administrative expenses to net sales declined slightly to 6.1% for the third quarter of 2000 compared to 6.2% for the same period in 1999.

Other expense - net declined $7.5 million in the third quarter of 2000 compared to the same period of 1999. This decline reflects a $10 million charge taken in the third quarter of 1999 for estimated settlement costs associated with alleged violations of the federal Clean Air Act and related state regulations involving the company's building materials operations.

Interest expense of $31.1 million for the third quarter of 2000 was comparable to interest expense of $31.0 million for the third quarter of 1999. Interest expense was flat due to the net effect of a decrease in average debt outstanding of $58 million and an increase in the company's effective interest rate from 7.2% to 7.5% in the third quarter of 2000 compared to the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------

Consolidated net sales increased 11.5% and operating earnings increased 27.2% for the first nine months of 2000 due to the strong performance from the white and brown paper operations.

WHITE PAPER SEGMENT

White paper sales for the first nine months of 2000 increased 28.2% over the first nine months of 1999 due to price and volume increases in all product lines as follows:

                                                  Average Net           Unit
                 Product Line                    Selling Price        Shipments
                 ------------                    -------------        ---------
                 Cut sheets                          15.1%              14.8%
                 Continuous forms                    13.5%               0.9%
                 Fine paper                          17.3%               5.9%
                 Hardwood market pulp                41.8%              43.2%


Increased prices and unit shipments were offset, in part, by increases in raw material costs. Chip costs increased 5.4% and softwood pulp costs increased 32.5% for the nine months ended September 30, 2000 when compared with the same period for 1999. Even after increased raw materials costs, white paper operating earnings were nearly three times higher than operating earnings for the first nine months of 1999. Gross profit margin increased to 20.2% for the first nine months of 2000, up from 12.4% in the same period of 1999.

BROWN PAPER SEGMENT

Net sales for the first nine months of 2000 for the brown paper segment increased 17.9% over the first nine months of 1999 due to selling price increases in all product lines and increased unit shipments of corrugated containers. Selling prices and unit shipments for the first nine months of 2000 compared to the first nine months of 1999 changed as follows:

                                                  Average Net           Unit
                 Product Line                    Selling Price        Shipments
                 ------------                    -------------        ---------
                 Corrugated containers               14.8%              3.9%
                 Grocery bags                        10.9%             (3.1%)


The results for corrugated containers include four full months of activity from Corrugados Tehuacan S.A. de C.V., which the company acquired in May 2000. Brown paper operating earnings improved 65.2% as increased sales prices and unit shipments more than offset increases in OCC costs of 28.8%. Brown paper gross profit margins improved to 25.9% for the first nine months of 2000, up from 21.0% in the first nine months of 1999.

BUILDING MATERIALS SEGMENT

Building materials sales for the first nine months of 2000 declined 6.8% from the first nine months of 1999 reflecting the erosion in prices for lumber and structural panels which began early in the second quarter of 2000. By product line, sales prices for the first nine months of 2000 generally declined and unit shipments were mixed as follows:

                                                  Average Net           Unit
                 Product Line                    Selling Price        Shipments
                 ------------                    -------------        ---------
                 Lumber                             (12.8%)             3.6%
                 Plywood                            (17.6%)            (7.2%)
                 OSB                                (10.9%)            (4.2%)
                 Domestic Particleboard               5.3%              3.5%
                 International Particleboard        (17.9%)           245.7%
                 Domestic MDF                         6.8%              0.1%
                 International MDF                  (13.7%)             1.5%

The increase in international particleboard unit shipments reflects the first full nine months of operations of our Linxe, France particleboard facility which was acquired by the company in June 1999.

As a result of increased market pressure, building materials operating earnings decreased 47.0% for the first nine months of 2000 compared to the same period in 1999. Gross profit margins for the first nine months of 2000 were 15.2%, down from 23.0% in the same period in 1999.

OTHER COSTS AND EXPENSES

Selling and administrative expenses increased $8.2 million, or 4.1%, primarily due to the expansion of company operations. The ratio of selling and administrative expenses to net sales decreased to 6.1% for the first nine months of 2000 from 6.6% for the same period in 1999.

Interest expense was $90.5 million for the first nine months of 2000 compared with $95.4 million for the first nine months of 1999. The decrease is attributable to decreased average debt outstanding of over $160 million, partially offset by an increase in the company's effective interest rate from 7.1% for the first nine months of 1999 to 7.5% for the first nine months of 2000. Capitalized interest increased slightly to $3.4 million for the first nine months of 2000 from $2.3 million in 1999.

Other  expense - net for the  year-to-date  period  ended  September  30,  2000, includes charges totaling $5.1 million before taxes for the closure of the Dallas, Oregon, plywood plant and settlement costs associated with penalties and supplemental environmental projects in connection with alleged violations of the federal Clean Air Act and related state regulations involving the company's building materials operations. Other expense - net for the year-to-date period ended September 30, 1999, includes a $10 million charge related to estimated settlement costs associated with the alleged violations of environmental regulations involving the company's building materials operations.

                  FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000
                  --------------------------------------------
LIQUIDITY

For the first nine months of 2000, cash flows from operating activities were $509.8 million, representing an increase of 25.0% from the same period in 1999. The increase was primarily attributable to increased earnings in the white paper and brown paper segments.

Net working capital increased to $488.3 million at September 30, 2000, compared to $457.5 million at December 31, 1999. The total debt to capital ratio was 42.2% at September 30, 2000, down from 42.8% at December 31, 1999. The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a bank credit agreement.

CAPITAL EXPENDITURES AND ACQUISITIONS

The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and expand production. In the first nine months of 2000, the company incurred $246.1 million in capital expenditures for property, plant and equipment.

In May, the company acquired Corrugados Tehuacan, S.A. de C.V. for $70.1 million. This company operates a state-of-the-art corrugated container plant in Ixtac, a recycled linerboard and corrugating mill in Xalapa, and a solid fiber box plant in Tehuacan.

Also in May, the company acquired a hardwood market pulp mill in Port Wentworth, Georgia. After process improvements, the company's total investment in the Port Wentworth facility is expected to be approximately $95.0 million. In September, the mill commenced operations and is producing excellent quality pulp.

STOCK REPURCHASE AND DIVIDENDS

In June, the company completed its $100 million stock repurchase program. As a result of the stock repurchase program, the company repurchased 2,447,100 common shares for $84.1 million during the year-to-date period ended September 30, 2000.

In August, the Board of Directors declared a quarterly cash dividend of $0.21 per share. However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

FACILITY CLOSURES

In June, the company announced the closure of the Dallas, Oregon, plywood plant. In October, the company announced its intentions to close the Ruston, Louisiana, plywood mill in January, 2001. Estimated closure costs for the Ruston facility of $4.0 million will be reflected in the fourth quarter of 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

No disclosure is required under this item.

                                                                       FORM 10-Q

                                                                         PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

In November 1998, the company received from the EPA a request for information under Section 114 of the Act with respect to the company's Johnsonburg, Pennsylvania, pulp and paper mill. This request also focused on compliance with the PSD regulations. Subsequently, on April 19, 1999, the company received an NOV relating to its Johnsonburg mill. The NOV asserts violations of the Act relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. The company received a demand letter from the EPA to correct the alleged violations contained in this NOV. In February and September 2000, the company responded to the demand letter and is continuing efforts to resolve the matter.

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

In March 2000, the company received  requests for information from the EPA under
Section 114 of the Act related to the Marlboro, South Carolina, and Kingsport, Tennessee, fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. To date, NOVs have not been issued by the EPA relating to the Campti, Hawesville, Marlboro or Kingsport mills.

The company believes that the outcome of the foregoing proceedings and other proceedings to which the company is a party will not have a material adverse effect on the company's financial position.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                          (a)  Exhibits
                               --------

                               Exhibit No.     Exhibit
                               -----------     -------
                                 10.1          Willamette   Industries,   Inc.,
                                               1995     Long-Term     Incentive
                                               Compensation   Plan  as  amended
                                               August 3, 2000.

                                 12            Ratio  of   Earnings   to  Fixed
                                               Charges.

                                 27            Financial   Data   Schedule  for
                                               nine-month     period      ended
                                               September 30, 2000.


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

                           WILLAMETTE INDUSTRIES, INC.



                            By    /s/ G. W. Hawley
                                  --------------------------------
                                  G. W. HAWLEY
                                  Executive Vice President,
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   (Principal Financial Officer)

Date:  November 1, 2000