Form 10-K
period 2000-12-31
WILLAMETTE INDUSTRIES INC
filed 2001-03-29
CIK 107189

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

   For the fiscal year ended                    Commission file number 1-12545
        December 31, 2000

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

                       $5,091,193,586 at February 28, 2001

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class                             Outstanding at February 28, 2001
          -----                             --------------------------------
Common Stock, $.50 par value                     109,535,146 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's definitive proxy statement for its 2001 annual meeting of shareholders are incorporated by reference into Part III hereof.

                              CROSS REFERENCE SHEET
          Showing Location in Definitive Proxy Statement of Items Required
                                  By Form 10-K


Item No
Caption    Form 10-K Caption                    Definitive Proxy Statement
-------    -----------------                    --------------------------

Item 10    Directors and Executive              Election of Directors
             Officers of the Registrant         Section 16(a) Beneficial
                                                  Ownership Reporting Compliance

Item 11    Executive Compensation               Executive Compensation
                                                Compensation Committee
                                                  Interlocks and Insider
                                                  Participation
                                                Compensation of Directors
                                                Termination of Employment and
                                                Change in Control
                                                Arrangements and Related
                                                Matters

Item 12    Security Ownership of                Holders of Willamette Common
             Certain Beneficial                   Stock
             Owners and Management              Introduction


Item 13    Certain Relationships and            Compensation Committee
             Related Transactions                 Interlocks and Insider
                                                  Participation

                                      INDEX


                                                                            Page
Part I
------

Item 1.  Business..............................................................1
         General...............................................................1
         Business Segment Information..........................................1
         White Paper...........................................................2
         Brown Paper...........................................................2
         Building Materials....................................................3
         Timberlands...........................................................3
         Energy................................................................4
         Employees.............................................................4
         Environmental Matters.................................................4
Item 2.  Properties............................................................5
Item 3.  Legal Proceedings.....................................................9
Item 4.  Submission of Matters to a Vote of Security Holders...................9
         Executive Officers of the Registrant.................................10

Part II
-------

Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters.....................................11
Item 6.  Selected Financial Data..............................................12
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........24
Item 8.  Financial Statements and Supplementary Data..........................24
Item 9.  Changes in and Disagreements with
          Accountants on Accounting and Financial Disclosure..................24

Part III
--------

Item 10. Directors and Executive Officers of the Registrant...................25
          (See Part I for Executive Officers of the Registrant)
Item 11. Executive Compensation...............................................25
Item 12. Security Ownership of Certain Beneficial
          Owners and Management...............................................25
Item 13. Certain Relationships and Related
          Transactions........................................................25

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.............................................26
         Signatures...........................................................27
         Index to Consolidated Financial Statements...........................28
         Index to Exhibits....................................................47

                                     PART I

Item 1. Business

GENERAL

Willamette Industries, Inc. (the "company") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Willamette is a diversified, integrated forest products company with 105 manufacturing facilities in 24 states, France, Ireland and Mexico.

We operate in a very competitive industry consisting of thousands of companies, some larger and more diversified, others much smaller, producing only one or two products. Competitive conditions exist in every industry segment in which the company operates. The company competes in its markets primarily through price, quality and service. We believe the company is the low-cost producer in its brown and white paper segments, giving us a key competitive advantage. We believe Willamette's most notable strengths include:

        *   our vertical integration
        * our geographically diverse, modern, fiber- and energy-efficient facilities
        *   our engineering and construction capabilities
        *   our concentration on a focused,  related  range of  products
        *   our balance  among white  paper, brown paper and building materials
        *   our 69% sawlog self-sufficiency and stewardship of our resources
        * a decentralized organizational structure that encourages teamwork as well as individual initiative.

We believe these strengths have contributed to the overall strength of our current year and historical results.

In 2000, Weyerhaeuser Company (Weyerhaeuser) launched an attempt to take over the company by means of a hostile tender offer to purchase (i) all of the outstanding common stock of the company and (ii) unless validly redeemed by the company's board of directors, the associated rights to purchase shares of Series B Junior Participating Preferred Stock, at a price of $48 per share of common stock, net to the seller in cash, without interest thereon. The company's board of directors has unanimously concluded that the Weyerhaeuser offer is inadequate and not in the best interests of the company, its shareholders and other constituencies.

BUSINESS SEGMENT INFORMATION

The company operates in three business segments: white paper, brown paper and building materials. Sales and operating data for the three segments for the past five years are set forth in the five-year comparison located on page 32. The company is not dependent on any one significant customer or group of customers. Approximately 90% of the company's total output is sold domestically.

WHITE PAPER

Market Pulp and Fine Paper

Our four white paper mills manufacture 11% of the nation's uncoated free sheet production. The company's two pulp mills produce pulp for consumption at our fine paper mills, and also produce 8% of the nation's bleached hardwood market pulp which is sold to outside customers. Chips from nearby wood converting facilities serve as the primary fiber source for our white paper products.

Communication Papers

Our six business forms plants manufacture 23% of the nation's production of continuous forms. Additionally, six cut sheet facilities make private brand and Willamette brand (Willcopy(R) and PennCopy(R)) photocopy and cut sheet printer paper. Production at these plants represents 16% of the nation's cut sheet production. Business forms and cut sheets are marketed by our own sales force to a variety of consumers and distributors.

BROWN PAPER

Brown Paper Mills

Our four paper mills manufacture 6% of the nation's production of linerboard, corrugating medium and bag paper. Our brown paper mills supply 96% of the needs of our box and bag manufacturing plants.

In Louisiana and Oregon, our sawmills, plywood plants and timberlands can provide nearly all of our chip needs for our linerboard mills. Recycled fiber, in the form of old corrugated containers, provides 59% of our total fiber needs.

In May 2000, the company acquired a small recycled linerboard and corrugating medium mill in Mexico as part of the acquisition of Corrugados Tehuacan, S.A. de C.V.

Corrugated Containers and Sheets

Our thirty-five corrugated container and sheet plants manufacture 6% of the nation's corrugated box production. Products range from colorful store displays to eye-catching preprinted boxes; from sturdy wax-coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

As part of the acquisition of Corrugados Tehuacan, S.A. de C.V. in May 2000, the company acquired a state-of-the-art corrugated container plant and a solid fiber box plant. Collectively, our three Mexican facilities manufacture 5% of Mexico's box production.

Bags

Our four bag plants make 14% of the nation's paper bags, marketed by our sales force to grocery, department, drug and hardware stores as well as fast food chains in the West, Midwest and South.

BUILDING MATERIALS

Lumber

Our nine sawmills manufacture 2% of the nation's lumber production. Lumber is marketed through independent wholesalers and distributors throughout the United States.

Structural Panels

Plywood panels manufactured at seven plants and oriented strand board (OSB) manufactured at one plant account for 8% and 3%, respectively, of the nation's production. Both products are marketed nationwide through independent wholesalers and distributors.

Composite Panels

Our four particleboard plants manufacture 14% of the nation's particleboard. In addition, the company has a particleboard plant in France that produces 1% of European production. Three medium density fiberboard (MDF) plants produce 22% of the nation's MDF. We also manufacture MDF at facilities in Ireland and France, which account for 6% of European production. The composite panel plants produce value-added products including color-coated, laminated, fire-rated and moisture-resistant boards. Composite panel products are sold nationwide through independent wholesalers and distributors.

Engineered Wood Products

Our two laminated beam plants account for 24% of the nation's production. Three laminated veneer lumber (LVL) plants and two I-joist plants manufacture 11% and 9%, respectively, of the nation's total production for each product. Engineered wood products are sold in both the domestic and international markets.

TIMBERLANDS

Willamette's 1,729,000 acres of timberland supply approximately 69% of our long-term sawlog needs. The remainder is purchased through private timber sales and open market purchases. Our timberlands are comprised of 746,000 acres in Louisiana, Arkansas and Texas; 611,000 acres in Oregon; 203,000 acres in Tennessee and Missouri; and 169,000 acres in the Carolinas. We continually look for opportunities to expand our fee timber base and make purchases when it is profitable to do so.

ENERGY

Willamette's manufacturing facilities are able to generate 61% of our total energy needs by recovering energy from the burning of waste materials and the recycling of spent pulping liquors.

EMPLOYEES

Willamette employs approximately 14,975 people, of whom about 45% are represented by labor unions with collective bargaining agreements. Agreements covering approximately 1,640 employees expired in 2000 and were renegotiated and ratified. Another agreement, which expires in 2003 and covers 284 employees, allowed for the contract to be opened in 2000 for 401(k) negotiation. In February 2001, these negotiations were successfully concluded. Agreements involving about 870 hourly employees are subject to renewal in 2001.

Approximately 46% of all salaried employees have been with the company for more than twelve years.

ENVIRONMENTAL MATTERS

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the company of laws relating to environmental matters.

Item 2.  Properties

MANUFACTURING FACILITIES

    The following table sets forth information regarding the company's 105 manufacturing facilities at December 31, 2000:

      Facility                                   2001 Forecast   2000 Production
      --------                                   -------------   ---------------

Building Materials
------------------
Plywood (7 Plants)                        M Square Ft. (3/8" Basis)
    Chester, South Carolina                           240,000
    Dodson, Louisiana                                 130,000
    Emerson, Arkansas                                 237,000
    Foster, Oregon                                    135,000
    Moncure, North Carolina                           115,000
    Springfield, Oregon                               119,000
    Zwolle, Louisiana                                 238,000
                                                  -----------
        Total Plywood                               1,214,000
Oriented Strand Board (1 Plant)
    Arcadia, Louisiana                                330,000
                                                  -----------
        Total Structural Panels                     1,544,000        1,728,000
                                                  ============================

Lumber (9 Mills)                                   M Board Ft.
    Chester, South Carolina                            39,000
    Coburg, Oregon                                    188,000
    Dallas, Oregon                                    170,000
    Dodson, Louisiana                                  67,000
    Lebanon, Oregon (2 Mills)                         160,000
    Taylor, Louisiana                                  51,000
    Warrenton, Oregon                                 176,000
    Zwolle, Louisiana                                  68,000
                                                    ---------
        Total Lumber                                  919,000          863,000
                                                  ============================

Particleboard (6 Plants)                  M Square Ft. (3/4" Basis)
    Albany, Oregon                                    228,000
    Bend, Oregon                                      184,000
    Bennettsville, South Carolina (1)                  37,000
    Lillie, Louisiana                                 122,000
    Linxe, France                                     233,000
    Simsboro, Louisiana                               113,000
                                                  -----------
        Total Particleboard                           917,000          771,000
                                                  ============================

(1)  Production to begin in the third quarter of 2001.

      Facility                                   2001 Forecast   2000 Production
      --------                                   -------------   ---------------
Medium Density Fiberboard (5 Plants)      M Square Ft. (3/4" Basis)
    Bennettsville, South Carolina                     124,000
    Clonmel, Ireland                                  187,000
    Eugene, Oregon                                     71,000
    Malvern, Arkansas                                 144,000
    Morcenx, France                                    85,000
                                                 ------------
        Total MDF                                     611,000          577,000
                                                 =============================

Engineered Wood Products (7 Plants)
Laminated Beams                                     M Board Ft.
    Simsboro, Louisiana                               35,000
    Vaughn, Oregon                                    60,000
                                                 -----------
        Total Laminated Beams                         95,000            84,000
                                                 =============================

Laminated Veneer Lumber                          Hundred Cubic Ft.
    Albany, Oregon                                    20,000
    Simsboro, Louisiana                               24,200
    Winston, Oregon                                   12,800
                                                 --------
        Total LVL                                     57,000            52,000
                                                 =============================

I-Joists                                           M Lineal Ft.
    Simsboro, Louisiana                               35,000
    Woodburn, Oregon                                  44,000
                                                 -----------
        Total I-Joists                                79,000            68,000
                                                 =============================

Veneer Plant
    Coburg, Oregon

Brown Paper
-----------
Linerboard & Corrugating Medium (5 Mills)            Tons
    Albany, Oregon                                   565,000
    Campti, Louisiana                                941,000
    Hawesville, Kentucky                             178,000
    Oxnard, California                               204,000
    Xalapa, Mexico                                    27,000
                                                 -----------
      Total Brown Paper                            1,915,000         1,888,000
                                                 =============================

      Facility                                   2001 Forecast   2000 Production
      --------                                   -------------   ---------------

Corrugated Container and Sheets (38 Plants)       M Square Ft.
    Aurora, Illinois                               1,270,000
    Beaverton, Oregon                                922,000
    Bedford Park, Illinois                           650,000
    Bellevue, Washington                             736,000
    Bellmawr, New Jersey                             733,000
    Bowling Green, Kentucky                          957,000
    Cerritos, California                             909,000
    Compton, California                              896,000
    Dallas, Texas                                  1,084,000
    Delaware, Ohio                                   741,000
    Fort Smith, Arkansas                           1,041,000
    Fridley, Minnesota                             1,005,000
    Golden, Colorado                                 773,000
    Griffin, Georgia                               1,107,000
    Huntsville, Alabama                              954,000
    Indianapolis, Indiana                            781,000
    Ixtac, Mexico                                  1,110,000
    Kansas City, Kansas                              857,000
    Lincoln, Illinois                                514,000
    Louisville, Kentucky                             679,000
    Lumberton, North Carolina                        900,000
    Maryland Heights, Missouri                       719,000
    Matthews, North Carolina                         442,000
    Memphis, Tennessee                                73,000
    Mexico City, Mexico                              438,000
    Moses Lake, Washington                           799,000
    Newton, North Carolina                           621,000
    Phoenix, Arizona                                 595,000
    Plant City, Florida                            1,112,000
    Portland, Oregon                                 303,000
    Sacramento, California                           866,000
    San Leandro, California                        1,278,000
    Sanger, California                               939,000
    Sealy, Texas                                     875,000
    St. Paul, Minnesota                              672,000
    Tehuacan, Mexico                                 177,000
    Tulsa, Oklahoma                                   44,000
    West Memphis, Arkansas                           908,000
                                                 -----------
        Total Corrugated Containers               29,480,000        25,925,000
                                                 =============================

      Facility                                   2001 Forecast   2000 Production
      --------                                   -------------   ---------------
Kraft Bags and Sacks (4 Plants)                      Tons
    Beaverton, Oregon                                 36,000
    Buena Park, California                            37,000
    Dallas, Texas                                     20,000
    Kansas City, Missouri                             16,000
                                                 -----------
        Total Kraft Bags and Sacks                   109,000           104,000
                                                 =============================

Preprinted Linerboard (2 Plants)                  M Square Ft.
    Hillsboro, Oregon                                836,000
    Richwood, Kentucky                               521,000
                                                 -----------
        Total Preprinted Linerboard              1,357,000           1,159,000
                                                 =============================

Inks and Specialty Products (2 plants)               Tons
    Beaverton, Oregon                                  5,000
    Delaware, Ohio                                     3,000
                                                 -----------
        Total Inks                                     8,000             7,400
                                                 =============================

White Paper
-----------
Fine Paper (4 Mills)                                 Tons
    Bennettsville, South Carolina                    330,000
    Hawesville, Kentucky                             559,000
    Johnsonburg, Pennsylvania                        413,000
    Kingsport, Tennessee                             169,000
                                                 -----------
        Total Fine Paper                              1,471,000      1,483,000
                                                 =============================

Market Pulp (2 Mills)                                Tons
    Hawesville, Kentucky                             122,000
    Port Wentworth, Georgia                          284,000
                                                ------------
        Total Market Pulp                            406,000           221,000
                                                ==============================

Forms (6 Plants)                                     Tons
    Cerritos, California                              50,000
    Dallas, Texas                                     42,000
    Indianapolis, Indiana                             49,000
    Langhorne, Pennsylvania                           59,000
    Rock Hill, South Carolina                         47,000
    West Chicago, Illinois                            51,000
                                                 -----------
        Total Forms                                  298,000           307,000
                                                 =============================

Cut Sheets and Other Converting (6 Plants)           Tons
    Brownsville, Tennessee                           127,000
    DuBois, Pennsylvania                             180,000
    Kingsport, Tennessee                             143,000
    Owensboro, Kentucky                              221,000
    Tatum, South Carolina                            108,000
    Washington Court House, Ohio                     167,000
                                                 ---------------
        Total Cut Sheets                             946,000           799,000
                                                 =============================

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                      Executive Officers of the Registrant

The executive officers of the company are elected annually by the board of directors. At February 8, 2001, the executive officers of the company, their ages at December 31, 2000, and their positions with the company were as follows:

Name                                Age               Position
----                                ---               --------

Duane C. McDougall                  48            President and Chief
                                                  Executive Officer

Marvin D. Cooper                    57            Executive Vice President -
                                                  Pulp and paper mills

Greg W. Hawley                      40            Executive Vice President
                                                  and Chief Financial
                                                  Officer, Secretary and
                                                  Treasurer

William P. Kinnune                  61            Executive Vice President-
                                                  Corrugated containers and bags

J. Eddie McMillan                   55            Executive Vice President -
                                                  Building materials group

Michael R. Onustock                 61            Executive Vice President-
                                                  Pulp and fine paper marketing

Each executive officer, excluding Mr. Hawley, has been employed by the company in his present or other senior management capacity for more than five years. Mr. Hawley was employed by the company as Vice President - Controller for nearly four years until his promotion to his present position effective December 1, 1999. The previous five years he was a Vice President for Nosler, Inc., a private manufacturing company in Oregon.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock trades on the New York Stock Exchange (NYSE) under the symbol WLL. At December 31, 2000, there were approximately 34,700 holders (beneficial) of the company's common stock. The following table shows quarterly earnings and dividends per share along with the range of closing prices for 1999 and 2000. The company expects to continue paying regular cash dividends, although there is no assurance as to future dividends as they are dependent upon earnings, capital requirements and financial condition.

                                     2000                                     1999
                    ---------------------------------------   ------------------------------------------
                                               Closing                                      Closing
                     Diluted       Dividends   Price          Diluted       Dividends       Price
                     Earnings       Paid(1)    High-Low       Earnings       Paid           High-Low
                    ----------- ------------ ------------     -----------   --------     ---------------
1st Quarter         $  0.76         0.21     48.25 - 33.19       0.28         0.16         39.06 - 31.75
2nd Quarter            0.82         0.21     41.69 - 27.25       0.57         0.18         49.06 - 37.81
3rd Quarter            0.76         0.21     33.69 - 26.13       0.73         0.18         51.19 - 39.63
4th Quarter            0.78         0.21     50.06 - 26.13       0.75         0.18         46.56 - 38.88

(1) The quarterly dividend was increased to $0.23 per share commencing in the first quarter of 2001.

Item 6.  Selected Financial Data

The following table shows selected financial data for the company for the periods indicated:

Financial Results
(dollar amounts, except per share amounts, in thousands)

                                                      2000        1999       1998        1997      1996
---------------------------------------------------------------------------------------------------------
Net Sales(1)                                    $ 4,651,761   4,272,957  3,880,249   3,669,088  3,577,622
=========================================================================================================
Costs and Expenses
   Depreciation, amortization and cost
     of fee timber harvested...............     $   314,999     303,719    371,141     338,949    302,937
   Materials, labor and other
     operating expenses(1).................       3,414,686   3,165,275  3,006,572   2,870,549  2,657,519
                                                ---------------------------------------------------------
     Gross profit..........................         922,076     803,963    502,536     459,590    617,166
   Selling and administrative expenses(1)..         268,819     253,694    239,792     233,425    222,137
   Non-recurring and other
     income (expense) - net................         (19,737)    (11,710)     2,029       2,088      3,861
                                                ---------------------------------------------------------
     Operating earnings....................         633,520     538,559    264,773     228,253    398,890
   Interest expense........................         119,133     125,284    131,990     116,990     92,804
                                                ---------------------------------------------------------
     Earnings before provision for
       income taxes........................         514,387     413,275    132,783     111,263    306,086
   Provision for income taxes..............         169,500     152,800     43,800      38,300    114,000
                                                ---------------------------------------------------------
     Net earnings..........................         344,887     260,475     88,983      72,963    192,086
   Cash dividends paid.....................          92,443      77,984     71,227      71,005     68,520

   Earnings retained in the business.......         252,444     182,491     17,756       1,958    123,566
 Earnings before interest, taxes,
     depreciation & amortization (EBITDA)..         948,519     842,278    635,914     567,202    701,827
   Capital expenditures....................         398,888     290,246    441,839     527,908    485,769
=========================================================================================================
Financial Condition
   Working capital.........................     $   396,094     457,471    366,846     308,093    289,134
   Long-term debt (non-current portion)....       1,542,926   1,628,843  1,821,083   1,916,001  1,766,917
   Total debt..............................       1,670,425   1,645,716  1,870,602   1,997,898  1,971,429
   Stockholders' equity....................       2,381,043   2,203,712  2,002,431   1,994,480  1,976,281
   Total assets............................       5,117,670   4,797,861  4,697,668   4,811,055  4,720,681
   Debt-to-capital ratio...................           41.2%       42.8%      48.3%       50.0%      49.9%
=========================================================================================================
Common Stock
   Number of stockholders..................          34,700      23,000     22,000      20,000     20,000
   Shares outstanding (in thousands) (2)...         109,417     111,587    110,981     111,350    110,707
=========================================================================================================

Per Share:(2)
   Net earnings-diluted....................     $      3.12        2.33       0.80        0.65       1.73
   Cash dividends paid.....................            0.84        0.70       0.64        0.64       0.62
   Stockholders' equity....................           21.76       19.75      18.04       17.91      17.85
   Year-end stock price....................           46.94       46.44      33.50       32.19      34.81
=========================================================================================================

Financial Returns:
   Return on equity (3).....................          15.7%       13.0%       4.5%        3.7%      10.4%
   EBITDA return on average total assets....          19.1%       17.7%      13.4%       11.9%      17.3%
   Return on average total assets...........           7.0%        5.5%       1.9%        1.5%       4.7%
   Return on net sales......................           7.4%        6.1%       2.3%        2.0%       5.4%
=========================================================================================================
Employment
   Number of employees......................         14,975      14,250     14,000      13,800     13,700
   Wages, salaries and cost of
     employee benefits.....................     $   807,183     781,392    734,068     717,693    672,280
=========================================================================================================

(1) Sales and cost of sales for all periods presented have been reclassified to conform with Emerging Issues Task Force (EITF) Issue #00-10 "Accounting for Shipping and Handling Fees and Costs."
(2) All share amounts and per share amounts have been adjusted for stock splits.
(3)  Calculated on stockholders' equity at the beginning of the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The company's three basic businesses - white paper, brown paper and building materials - are affected by changes in general economic conditions. White and brown paper sales and earnings tend to follow the general economy. The sales and earnings of the building materials business are closely related to new housing starts, remodeling activity and the availability and terms of financing for construction. All industry segments are influenced by global economic factors of supply and demand. In addition, the costs of wood and recycled fiber, basic raw materials for the company's three segments, are sensitive to various supply and demand factors, including environmental issues.

We have reclassified sales and cost of sales for all periods presented to comply with the provisions of Emerging Issues Task Force (EITF)Issue #00-10, "Accounting for Shipping and Handling Fees and Costs." This new standard requires all shipping and handling fees charged to customers to be included in net sales and all shipping and handling costs to be reported as cost of sales, unless otherwise disclosed. Historically, we classified certain freight costs as a reduction of gross sales, consistent with standard industry practice. These reclassifications have a slight impact on our business segments' gross profit margins, but have no impact on our operating earnings, financial position or cash flows.

                       RESULTS OF OPERATIONS 2000 VS. 1999
                       -----------------------------------

Consolidated net sales increased 8.9% and operating earnings increased 17.6% in 2000 compared to 1999. Despite considerable challenges in our business environment in 2000, our return on sales for 2000 was 7.4%, compared to 6.1% for 1999. In addition, our return on equity for 2000 was 15.7%, up from 13.0% in 1999. These positive results are attributable to improved net sales and operating results in our white and brown paper segments, which outpaced weak pricing in our building materials segment. We also successfully managed our business through the significant distraction of the unsolicited hostile tender offer initiated by Weyerhaeuser during the fourth quarter of 2000.

WHITE PAPER operating earnings increased 74.6% in 2000 compared to 1999 reflecting the 21.1% improvement in sales as follows:

                                                    Average Net         Unit
                                                   Selling Price     Shipments
                                                   -------------     ---------
            Forms                                     10.9%           (1.4%)
            Cut sheets                                11.7%           12.5%
            Fine paper                                13.3%            1.5%
            Hardwood market pulp                      29.6%           46.8%

Year 2000 highlights for the white paper segment include:

* Commencement of a fine paper and pulp mill modernization project at Kingsport, Tennessee
* Acquisition and successful start-up of a bleached pulp mill in Port Wentworth, Georgia
* Operation of our Washington Court House, Ohio, cut sheet facility for its first full year
* Permanent shutdown of the #2 specialty fine paper machine at Johnsonburg, Pennsylvania
* Increased gross profit margin to 18.1% for the year, up from 14.0% in 1999 despite increases in chip and energy costs
* Strength in pulp pricing through most of the year, despite softening beginning late in the third quarter of 2000 and continuing into the first quarter of 2001
* Improved selling price trend from the third to the fourth quarter of 2000 resulting in selling price improvements in all converted paper product lines; our order files were solid and inventories were at normal levels at the end of 2000.

Although originally intended to operate solely as a hardwood pulp mill, the Port Wentworth mill operated as a "swing mill," producing some softwood pulp for our fine paper mills.

BROWN PAPER operating earnings for 2000 increased 57.6% over 1999 on increased sales of 15.9%. The sales results of our brown paper operations were as follows:

                                                   Average Net          Unit
                                                  Selling Price       Shipments
                                                  -------------       ---------
         Corrugated containers                       13.1%               4.3%
         Grocery bags                                 6.8%              (4.7%)


Notable trends and events affecting our brown paper segment in 2000 include:

* Acquisition of two converting operations and a small paper mill in Mexico, which have contributed to the overall profitability of the brown paper segment
*     Start-up of the Phoenix corrugated facility
* Increased old corrugated container (OCC) costs of 12.6% for the year as a result of high costs for the first five months of the year. However, a downward trend in OCC costs began in June 2000, favorably impacting the brown paper operating results in the second half of 2000
*     Solid order files and normal inventory levels as we ended 2000.

Our cogeneration capabilities minimized the impact of rising energy costs.

BUILDING MATERIALS operating earnings decreased 45.9% in 2000 compared to 1999, reflecting the erosion in prices for lumber, structural panels and international composite panel products, which began early in the second quarter of 2000. Net sales in 2000 declined 7.5% from the prior year as average sales prices and unit shipments changed as follows:

                                              Average Net          Unit
                                             Selling Price       Shipments
                                             -------------       ---------
         Oriented strand board                 (14.4%)             (7.8%)
         Plywood                               (16.0%)             (9.3%)
         Lumber                                (14.4%)              5.2%
         Domestic particleboard                  2.7%               1.6%
         Domestic MDF                            4.2%               0.0%
         International MDF                     (12.8%)              1.7%

Items of significance impacting our building materials segment include:

* Independent certification of our timberlands in Tennessee, North and South Carolina, Louisiana, Arkansas and Texas in compliance with the American Forest and Paper Association's Sustainable Forestry Initiative(sm)Program. This makes Willamette one of the few major forest products companies in the United States to have all of its forest ownership certified by third-party auditors
* The substantial decline in selling prices beginning in the second quarter of 2000 and continuing into 2001 due to rising interest rates, slowing housing starts, excess industry capacity, and import/export trade imbalance as a result of the strong dollar
* The first full year of operation of our particleboard plant in France, which was acquired in June 1999, and the expansion of the particleboard line at that facility, completed in December 2000
* The start-up of a new small log sawmill in Chester, South Carolina, to utilize residual fiber from our adjacent plywood mill
* The closure of our Dallas, Oregon, plywood plant in June 2000 and the closure of our Ruston, Louisiana, plywood plant in December 2000
* An overall rise in energy costs affecting many building materials facilities
* A decrease in log costs of 2.6% year-over-year and 15.2% from the fourth quarter of 1999 to the fourth quarter of 2000 as a result of lower purchased log costs and increased fee timber cut.

We believe building materials market pricing is at or near the bottom of the cycle. Our diversified product line and access to our own timberlands helps mitigate the impact of lower average selling prices and unit volumes on the building materials segment's earnings.

SELLING AND ADMINISTRATIVE EXPENSES increased $15.1 million or 6.0% in 2000 due to the continued expansion of company operations. However, selling and administrative expenses as a percentage of sales decreased to 5.8% in 2000 from 5.9% in 1999.

NON-RECURRING AND OTHER INCOME (EXPENSE) - NET for the year 2000 reflects the following:

* A second quarter charge totaling $5.1 million for the closure of the Dallas, Oregon, plywood plant and the final settlement costs for Clean Air Act allegations involving the company's building materials operations
* A fourth quarter charge of $4.0 million for the closure of the Ruston, Louisiana, plywood plant
* A fourth quarter charge of $8.0 million for hostile tender offer defense costs. We expect that defense costs could ultimately reach $50 million.

INTEREST EXPENSE decreased $6.2 million, or 4.9%, in 2000 to $119.1 million. The reduction is a result of the offsetting impact of a $127.9 million decrease in weighted average debt outstanding and an increase in the weighted average interest rate from 7.16% in 1999 to 7.46% in 2000. In addition, capitalized interest for 2000 increased to $5.2 million from $4.0 million in 1999.

PROVISION FOR INCOME TAXES reflects an annual tax rate decline from 37.0% in 1999 to 33.0% in 2000 as a result of tax credits earned by the company. In the fourth quarter of 2000, we reduced our estimated annual tax rate from 34.5% to 33.0%. The change in the tax rate resulted in a $.05 per share improvement in earnings for the fourth of 2000.

                       RESULTS OF OPERATIONS 1999 VS. 1998
                       -----------------------------------

Consolidated net sales increased 10.1% and operating earnings more than doubled in 1999 compared to 1998. Improved performances from all three segments contributed to the increase. Also contributing to the improvement in earnings was a change in estimate for the depreciable lives of property, plant and equipment. The change was based on a study performed by the company's engineering department, comparisons to typical industry practices and the effect of the company's extensive capital investments which have resulted in a mix of assets with longer productive lives due to technological advances. The change increased 1999 net income by $51.9 million, or $0.46 per diluted share.

WHITE PAPER struggled in the early part of 1999 as markets continued to be depressed from the Asian turmoil of 1998. However by the third quarter, markets were rebounding and the upswing continued into the fourth quarter. Net sales increased 7.1% and operating earnings were up

102.8% (40.3% before the effect of the depreciation change) when compared to the prior year. The improvement was due to increased unit shipments which offset average selling price declines as follows:

                                           Average Net         Unit
                                          Selling Price      Shipments
                                          -------------      ---------
            Forms                            (2.3%)            11.2%
            Cut sheets                       (4.8%)            20.0%
            Fine paper                       (1.1%)            (6.3%)
            Hardwood market pulp             18.1%             15.9%

1999's highlights for the white paper segment include:

* Improved cut sheet volumes primarily due to a continued focus on sales to office superstores
*     Increased forms  shipments as a result of market share  penetration
* Full year of operation of the Brownsville, Tennessee, cut sheet plant, which came on line in February 1998
* Start-up of a new cut sheet plant in Washington Court House, Ohio, in November 1999
* Increase in hardwood market pulp unit shipments as the company was able to take advantage of pulp markets in 1999
* Increased gross profit margin to 14.0% in 1999 from 9.6% in 1998, despite a 1.5% increase in chip costs.

While prices were down year-over-year, third and fourth quarter trends were positive. As a result, 1999 fourth quarter average sales prices were above 1998 yearly averages.

BROWN PAPER sales and earnings were solid throughout 1999, as we once again out-performed the industry in percentage of volume growth for the year. Net sales increased 6.3% and earnings increased 35.2% (21.0% before the effect of the depreciation change) compared to 1998. Average selling prices and unit shipments improved in all product lines as follows:

                                           Average Net         Unit
                                          Selling Price      Shipments
                                          -------------      ---------
            Corrugated containers             2.9%             4.3%
            Grocery bags                      1.4%             5.1%

Positive results in our brown paper operations reflect:

*     Increased   volume  in  corrugated  containers  as  a result of additional converting capacity from capital improvements

*     Strong demand for corrugated  containers from our expanding  customer base
* Increased bag shipments for the first time since 1994 due to the continued growth of the handle bag, which is recapturing market share from plastics.

Raw material costs reduced brown paper earnings as OCC prices increased 6.3% from 1998 levels. The gross profit margin for brown paper was 21.3% in 1999 compared to 18.2% in 1998.

BUILDING MATERIALS posted a strong year in 1999 as net sales improved 16.8% and operating earnings increased 215.0% (187.5% before the effect of the depreciation change) compared to 1998. Overall improvements in average sales prices and unit shipments reflect the healthy domestic market conditions with changes as follows:

                                           Average Net                 Unit
                                          Selling Price              Shipments
                                          -------------              ---------
         Oriented strand board                 30.1%                    7.4%
         Plywood                               17.4%                   11.4%
         Lumber                                16.3%                    8.6%
         Domestic particleboard                 2.6%                   12.0%
         Domestic MDF                           4.1%                    2.7%
         International MDF                    (17.2%)                  11.1%

Positive building materials segment results are attributable to:

* Improved composite panel volumes as a result of the acquisition of an MDF plant in Morcenx, France in March 1998 and a particleboard plant in Linxe, France in June 1999
* Improved lumber shipments resulting from a strong U.S. housing market through late fall
* Increased lumber shipments due to the first full year of operation of a new small log sawmill in Taylor, Louisiana
* Increased plywood volume, due in part to a full year of production at the Zwolle, Louisiana, plant, which closed for six months in 1998 due to fire damage.

As a result of the favorable price and volume changes, the gross profit margin for building materials increased significantly to 20.1% in 1999 from 10.2% in 1998.

SELLING AND ADMINISTRATIVE expenses increased $13.9 million or 5.8% in 1999 due to the continued expansion of company operations. Selling and administrative expenses as a percentage of sales decreased to 5.9% in 1999 from 6.2% in 1998.

NON-RECURRING AND OTHER INCOME (EXPENSE) - NET of $11.7 million was primarily related to the reserve set up to approximate potential non-tax deductible penalties from a Clean Air Act assessment.

INTEREST EXPENSE decreased $6.7 million or 5.1% in 1999 to $125.3 million. The reduction occurred despite a decrease in capitalized interest to $4.0 million from $13.6 million in 1998. Interest expense declined as a result of reducing total debt in 1999 by $231.8 million. The company's effective interest rate increased to 7.16% from 7.06% in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Willamette generates funds internally via net earnings adjusted for non-cash charges against earnings such as depreciation, amortization, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

Key financial measures for the company improved during 2000 as compared to 1999 as follows:

                                           2000                     1999
                                           ----                     ----
        Cash flows from
           operating activities       $690.5 million           $602.9 million
        Return on equity                   15.7%                     13.0%
        Return on average total assets      7.0%                      5.5%
        Total debt-to-capital ratio        41.2%                     42.8%
        Cost-of-capital return             12.0%                     11.0%


The 14.5% increase in cash flows from operations is primarily the result of improved net earnings for the year. Internally generated cash funded substantially all of the company's capital expenditures in 2000, in addition to dividends of $92.4 million, stock repurchases of $84.1 million, and acquisitions of $169.3 million.

Net working capital declined to $396.1 million from $457.5 million, primarily as a result of the maturity of a long-term note that was replaced with shorter-term borrowings. We reduced our debt-to-capital ratio as a result of increases in capital from positive earnings.

Our cost-of-capital return improved to 12% in 2000 as compared to 11% in 1999. Our cost-of-capital return for the past decade is 10%. We believe we are one of the only companies in our industry to return its cost of capital over this period.

The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements, and the unused portion of the revolving loan available under a bank credit agreement.

                      CAPITAL EXPENDITURES AND ACQUISITIONS
                      -------------------------------------

The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, labor efficiency, and energy self-sufficiency and expand production capability when market conditions warrant. During the year 2000, the company incurred $379.7 million in capital expenditures for property, plant and equipment. Major capital projects completed in 2000 include:

        * Installation of a new recovery boiler and steam turbine at the Albany, Oregon, paper mill
        *   Expansion of the Linxe, France  particleboard line
        *   Construction of a small log sawmill in Chester,  South  Carolina
        *   Construction of a new corrugated box plant in Phoenix,  Arizona
        * Upgrade of the #5 fine paper machine at the Johnsonburg fine paper mill.

Major capital projects underway in 2000 include:

        *   Modernization  of the  Kingsport,  Tennessee, fine  paper  and  pulp facility
        *   Construction  of  a  particleboard  plant  in   Bennettsville, South
            Carolina
        *   Construction and  installation  of a  steam   turbine   generator at
            Hawesville, Kentucky
        * Expansion and relocation of both the Elk Grove, Illinois, corrugated container facility and the Tigard, Oregon, preprint facility
        * Modification of the Dodson, Louisiana, sawmill to allow utilization of small logs from our fee timberlands
        * Expansion of our cogeneration capabilities and modernization of the pulping line at the Albany, Oregon, paper mill
        * Construction of a new corrugated box plant in Oklahoma City, Oklahoma.

The cost of all major projects in progress at December 31, 2000, is estimated to be approximately $968.9 million, of which $208.2 million has already been spent. These projects will be funded with internally generated cash flows and external borrowings, if needed.

In May 2000, the company acquired the Mexican operations of Corrugados Tehuacan, S.A. de C.V. for $70.3 million. This company operates a state-of-the-art corrugated container plant in Ixtac, a recycled linerboard and corrugating medium mill in Xalapa, and a solid fiber box plant in Tehuacan.

Also in May 2000, the company acquired a bleached pulp mill in Port Wentworth, Georgia. After process improvements, the company's total investment in Port Wentworth was $94.3 million. The mill commenced operations in September 2000 and is producing excellent quality pulp.

                         STOCK REPURCHASE AND DIVIDENDS
                         ------------------------------

In June 2000, the company completed a stock repurchase program. The company repurchased 2,447,100 common shares for $84.1 million.

In the first quarter of 2000, the Board increased the quarterly dividend 16.7% from $.18 to $.21 per share. In February 2001, the Board declared a quarterly cash dividend of $.23 per share, a 9.5% increase. However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

                                  OTHER MATTERS
                                  -------------

The company is committed to complying with federal, state, and local laws regarding environmental quality. The company believes it is in substantial compliance with these regulations.

In April 1998, the U.S. Environmental Protection Agency (EPA) released the final rules regarding air and water quality known as the "cluster rules." Although compliance with the cluster rules is required by April 2001, certain exceptions to the rules extend the time period for specific compliance requirements up to eight years from adoption. The company, through previously completed and future projects, has made significant progress toward upgrading the mills and plans to have them all in compliance with the cluster rules by the required deadlines.

The company's operations are faced with increasingly stringent environmental regulations. In 1997, the company received a series of requests for information from the EPA under Section 114 of the Clean Air Act (CAA) with respect to the company's building materials operations. The requests focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the CAA. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the CAA and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The company signed a consent decree in June 2000 providing for implementation of a compliance program, installation of pollution control technology at several facilities at an estimated cost of $28.0 million, implementation of supplemental environmental projects at a cost of $8.0 million, and payment of a civil penalty of $11.0 million, plus interest. As of

December 31, 2000, approximately $20.5 million has been paid for installation of the required pollution control technology, penalties and interest. In January 2001, the company paid $4.0 million to certain states for supplemental environmental projects.

In November 1998, the company received from the EPA a request for information under Section 114 of the CAA requesting information with respect to the company's Johnsonburg, Pennsylvania, pulp and paper mill. This request also focused on compliance with PSD regulations. Subsequently, on April 19, 1999, the company received an NOV relating to the mill. The NOV asserts violations of the CAA relating to two alleged major modifications to the plant, allegedly without proper PSD permits and without complying with applicable PSD requirements. In December 1999, the company received a demand letter from the EPA to correct the alleged violations contained in this NOV. Since that time, management has been meeting with federal and state officials to resolve the matters alleged in the NOV.

In a separate matter at the Johnsonburg mill, the company entered into a consent order and agreement in May 2000 with the Pennsylvania Department of Environmental Protection, providing for a fine of approximately $164 thousand for air quality violations.

In August 1999, the company received a Section 114 information request from the EPA relating to the company's paper mill in Campti, Louisiana. The company responded to the request in November 1999 and has met with state and federal officials regarding the Campti mill.

Also, in March and November 1999, the company received Section 114 information requests from the EPA relating to the company's paper mills in Hawesville, Kentucky. In April 1999 and January 2000, the company provided the requested information to the EPA.

In March 2000, the company received  requests for information from the EPA under
Section 114 of the CAA related to the Bennettsville, South Carolina, and Kingsport, Tennessee, fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. The EPA issued supplemental requests for the Bennettsville mill in November 2000, the Kingsport mill in December 2000, and the Hawesville mill in January 2001. The company is in the process of responding to these supplemental requests.

Based upon either enacted or proposed regulations, the company estimates that over the next five years, additional capital expenditures to comply with environmental regulations will not exceed $115.0 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, the company believes that compliance with such environmental regulations will not have a material adverse effect upon the company's financial position.

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

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations, including the costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding (i) directors of the company will be set forth in the company's definitive proxy statement (the "Proxy Statement") for its 2001 annual meeting of shareholders, under the heading "Election of Directors" and (ii)
Section  16(a) of the  Securities  Exchange  Act of  1934,  is set  forth  under
"Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference. Information regarding the executive officers of the company is set forth under the heading "Executive Officers of the Registrant" in Part I of this report.

Item 11.  Executive Compensation

Information regarding compensation of directors and executive officers of the company will be set forth in the Proxy Statement under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Directors" and "Termination of Employment and Change in Control Arrangements and Related Matters." Such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of management and certain other beneficial owners will be in the Proxy Statement under the heading "Holders of Willamette Common Stock" which is incorporated herein by reference. Information regarding an attempt to achieve a change in control of the company will be in the Proxy Statement under the heading "Introduction," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be set forth in the Proxy Statement under the heading "Compensation Committee Interlocks and Insider Participation" which is incorporated herein by reference.

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

(b)              Reports on Form 8-K.

                 A report on Form 8-K was filed on December 1, 2000, to report under Item 5 the issuance of a press release by the registrant relating to the Tender Offer Statement on Schedule TO filed by a subsidiary of Weyerhaeuser Company on November 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WILLAMETTE INDUSTRIES, INC.
                                                        (Registrant)

                                                  By /s/ GREG W. HAWLEY
                                                     --------------------------
Dated:   March 29, 2001                              (Greg W. Hawley)
                                                     Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001, by the following persons on behalf of the registrant in the capacities indicated.

            Signature                                 Title
            ---------                                 -----

Principal Executive Officer:

DUANE C. MCDOUGALL*                       President and Chief Executive Officer

Principal Financial Officer:

/S/    GREG W. HAWLEY                     Executive Vice President and Chief
-----------------------------             Financial Officer, Secretary and
      (Greg W. Hawley)                    Treasurer

Principal Accounting Officer:

DONALD S. WADDELL*                        Corporate Controller

A majority of the Board of Directors:

WILLIAM SWINDELLS*                        Chairman of the Board
WINSLOW H. BUXTON*                        Director
GERARD K. DRUMMOND*                       Director
KENNETH W. HERGENHAN*                     Director
G. JOSEPH PRENDERGAST*                    Director
STUART J. SHELK, JR.*                     Director
ROBERT M. SMELICK*                        Director
MICHAEL G. THORNE*                        Director
BENJAMIN R. WHITELEY*                     Director


*By: /s/ G.W. Hawley
     --------------------
     G.W. Hawley
     Attorney-in-fact

Index to Consolidated Financial Statements


                                                                        Page No.
                                                                        --------

Independent Auditors' Report.....................................            29

Consolidated Balance Sheets as of December 31, 2000 and 1999 ....            30

Consolidated Statements of Earnings for years ended
  December 31, 2000, 1999 and 1998...............................            31

Consolidated Statements of Stockholders' Equity
  for years ended December 31, 2000, 1999 and 1998...............            32

Consolidated Statements of Cash Flows for years ended
  December 31, 2000, 1999 and 1998...............................            33

Supplementary Business Segment Information.......................            34

Selected Quarterly Financial Data................................            35

Notes to Consolidated Financial Statements.......................         36-46

INDEPENDENT AUDITORS' REPORT
----------------------------


The Board of Directors and Stockholders
Willamette Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP
Portland, Oregon
February 8, 2001

-----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
=====================================================================================================
December 31, 2000 and 1999
(dollar amounts, except per share amounts, in thousands)

                                                                            2000            1999
                                                                       --------------  --------------
Assets
   Current assets:
     Cash                                                            $        24,284          25,557
     Accounts receivable, less allowance for doubtful
      accounts of $4,490 (1999 - $3,222)                                     459,591         382,763
     Inventories (note 3)                                                    473,788         445,110
     Prepaid expenses and timber deposits                                     35,154          36,160
                                                                       --------------  --------------
        Total current assets                                                 992,817         889,590
                                                                       --------------  --------------
   Timber, timberlands and related facilities, net                         1,014,285       1,057,529
   Property, plant and equipment, net (note 4)                             3,017,593       2,751,210
   Other assets                                                               92,975          99,532
                                                                       --------------  --------------
                                                                     $     5,117,670       4,797,861
                                                                       ==============  ==============

Liabilities and Stockholders' Equity
   Current liabilities:
     Current installments on long-term debt (note 5)                 $         5,499           3,256
     Notes payable (note 5)                                                  122,000          13,617
     Accounts payable, includes book overdrafts of
      $79,708 (1999 - $53,653)                                               253,292         212,222
     Accrued payroll and related expenses                                     85,084          77,043
     Accrued interest                                                         33,910          38,525
     Other accrued expenses                                                   77,754          65,256
     Accrued income taxes (note 6)                                            19,184          22,200
                                                                       --------------  --------------
        Total current liabilities                                            596,723         432,119
                                                                       --------------  --------------
   Deferred income taxes (note 6)                                            568,273         491,374
   Other liabilities                                                          28,705          41,813
   Long-term debt, net of current installments (note 5)                    1,542,926       1,628,843
   Stockholders' equity: (note 8)
     Preferred stock, cumulative, of $.50 par value
      Authorized 5,000,000 shares                                               -               -
     Common stock of $.50 par value
      Authorized 150,000,000 shares; issued and outstanding
      109,417,087 shares (1999 - 111,587,433 shares)                          54,709          55,794
     Capital surplus                                                         229,598         303,626
     Retained earnings                                                     2,096,736       1,844,292
                                                                       --------------  --------------
        Total stockholders' equity                                         2,381,043       2,203,712
                                                                       --------------  --------------
                                                                     $     5,117,670       4,797,861
                                                                       ==============  ==============

See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
======================================================================================================
Years ended December 31, 2000, 1999 and 1998
(dollar and share amounts, except per share amounts, in thousands)

                                                               2000            1999           1998
                                                         --------------  -------------- --------------
Net sales                                                $   4,651,761       4,272,957      3,880,249
Cost of sales                                                3,729,685       3,468,994      3,377,713
                                                         --------------  -------------- --------------
   Gross profit                                                922,076         803,963        502,536
Selling and administrative expense                             268,819         253,694        239,792
Non-recurring and other income (expense) - net                 (19,737)        (11,710)         2,029
                                                         --------------  -------------- --------------
   Operating earnings                                          633,520         538,559        264,773
Interest expense                                               119,133         125,284        131,990
                                                         --------------  -------------- --------------
   Earnings before provision for income taxes                  514,387         413,275        132,783
Provision for income taxes (note 6)                            169,500         152,800         43,800
                                                         --------------  -------------- --------------
   Net earnings                                          $     344,887         260,475         88,983
                                                         ==============  ============== ==============
Earnings per share - basic                               $        3.14            2.34           0.80
                                                         ==============  ============== ==============
Earnings per share - diluted                             $        3.12            2.33           0.80
                                                         ==============  ============== ==============
Weighted average shares outstanding - basic                    109,982         111,375        111,302
                                                         ==============  ============== ==============
Weighted average shares outstanding - diluted                  110,717         112,001        111,747
                                                         ==============  ============== ==============

Per share earnings, both basic and diluted, are based on the weighted average number of shares outstanding.

Diluted weighted average shares outstanding are calculated using the treasury stock method which assumes that all stock options with a market value greater than the grant price at the balance sheet date are exercised.

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
==================================================================================================
Years ended December 31, 2000, 1999 and 1998
(dollar  amounts,  except per share amounts, in thousands)
                                                                                        Total
                                    Common Stock Issued      Capital     Retained    Stockholders'
                                 --------------------------
                                     Shares       Amount     Surplus     Earnings       Equity
                                 -------------- ----------- ----------  -----------  -------------

Balance, January 1, 1998           111,349,956  $   55,675    294,760    1,644,045      1,994,480

Net earnings                               -           -          -         88,983         88,983
Cash dividends on common stock
  ($.64 per share)                         -           -          -        (71,227)       (71,227)
Options exercised                      101,712          50      3,124          -            3,174
Stock repurchased and canceled        (470,900)       (235)   (12,744)         -          (12,979)
                                 -------------- ----------- ----------  -----------  -------------

Balance, December 31, 1998         110,980,768      55,490    285,140    1,661,801      2,002,431

Net earnings                               -           -          -        260,475        260,475
Cash dividends on common stock
  ($.70 per share)                         -           -          -        (77,984)       (77,984)
Options exercised                      606,665         304     18,486          -           18,790
                                 -------------- ----------- ----------  -----------  -------------

Balance, December 31, 1999         111,587,433      55,794    303,626    1,844,292      2,203,712

Net earnings                               -           -          -        344,887        344,887
Cash dividends on common stock
  ($.84 per share)                         -           -          -        (92,443)       (92,443)
Options exercised                      276,754         139      8,819          -            8,958
Stock repurchased and canceled      (2,447,100)     (1,224)   (82,847)         -          (84,071)
                                 -------------- ----------- ----------  -----------  -------------

Balance, December 31, 2000         109,417,087  $   54,709    229,598    2,096,736      2,381,043
                                 ============== =========== ==========  ===========  =============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
========================================================================================================
Years ended December 31, 2000, 1999 and 1998
(dollar amounts in thousands)
                                                                     2000          1999          1998
                                                                 ------------- -------------  ----------
Cash Flows from Operating Activities:
Net earnings                                                 $      344,887       260,475         88,983
   Adjustments to reconcile net earnings
   to net cash from operating activities:
     Depreciation                                                   250,988       240,374        296,466
     Cost of fee timber harvested                                    44,774        46,197         54,376
     Other amortization                                              19,237        17,148         20,299
     Increase in deferred income taxes                               70,011        86,938          7,683
   Changes in working capital items:
     Accounts receivable                                            (69,524)      (69,760)         4,167
     Inventories                                                    (17,468)      (31,015)       (14,623)
     Prepaid expenses and timber deposits                             1,511        23,224         (7,778)
     Accounts payable and accrued expenses                           49,073        23,159        (26,381)
     Accrued income taxes                                            (3,016)        6,126         12,250
                                                                 ------------- -------------  -----------
   Net cash from operating activities                               690,473       602,866        435,442
                                                                 ------------- -------------  -----------

Cash Flows from Investing Activities:
     Proceeds from sale of assets                                     5,704         5,965        237,422
     Expenditures for property, plant & equipment                  (379,667)     (267,856)      (417,772)
     Expenditures for timber and timberlands                         (2,516)       (8,026)        (8,767)
     Expenditures for roads and reforestation                       (16,705)      (14,364)       (15,300)
     Acquisitions                                                  (169,334)           -              -
     Other                                                           13,646       (33,329)        (9,582)
                                                                 -----------   -------------  ------------
   Net cash from investing activities                              (548,872)     (317,610)      (213,999)
                                                                 -----------   -------------  ------------

Cash Flows from Financing Activities:
     Net change in operating lines of credit                        108,383       (33,635)       (27,630)
     Debt borrowing                                                 115,038        27,770            591
     Proceeds from sale of common stock                               8,931        18,725          3,117
     Repurchased common stock                                       (84,071)           -         (12,979)
     Cash dividends paid                                            (92,443)      (77,984)       (71,227)
     Payment on debt                                               (198,712)     (225,934)      (109,556)
                                                                 -----------   -------------  ------------
   Net cash from financing activities                              (142,874)     (291,058)      (217,684)
                                                                 -----------   -------------  ------------
   Net change in cash                                                (1,273)       (5,802)         3,759
   Cash at beginning of year                                         25,557        31,359         27,600
                                                                 -----------   -------------  ------------

   Cash at end of year                                           $   24,284        25,557         31,359
                                                                 ===========   =============  ============

Supplemental disclosures of cash flow information
Cash paid during the year for:
     Interest (net of amount capitalized)                        $  123,748       126,292        130,796
                                                                 ===========   =============  ============

     Income taxes                                                $  102,505        52,916         24,369
                                                                 ===========   =============  ============

See accompanying notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
=======================================================================================================================
(dollar amounts in thousands)
                                   2000      %       1999      %       1998      %       1997      %       1996      %
                               ----------------  ----------------  ----------------  ----------------  ---------------
Sales to outside customers:(1)

White Paper:
Communication papers          $ 1,017,899   22      851,818   20      757,938   20      714,461   19      752,877   21
Market pulp and fine paper        433,390    9      346,205    8      360,391    9      361,791   10      330,640    9
                              ----------------  ----------------  ----------------  ----------------  ----------------

    Total White Paper           1,451,289   31    1,198,023   28    1,118,329   29    1,076,252   29    1,083,517   30
                              ----------------  ----------------  ----------------  ----------------  ----------------

Brown Paper:
Packaging                       1,474,145   32    1,270,163   30    1,190,482   31    1,043,530   28    1,113,293   31
Other                             289,747    6       252,032   6      241,543    6      215,471    6      240,611    7
                              ----------------  ----------------  ----------------  ----------------  ----------------

    Total Brown Paper           1,763,892   38    1,522,195   36    1,432,025   37    1,259,001   34    1,353,904   38
                              ----------------  ----------------  ----------------  ----------------  ----------------
Building Materials:
Lumber                            301,952    6      305,672    7      246,732    6      229,579    6      186,125    5
Structural panels                 424,313    9      488,527   11      380,799   10      387,645   11      403,051   11
Composite panels                  444,162   10      423,828   10      405,428   10      380,467   10      285,189    8
Other wood products               266,153    6      334,712    8      296,936    8      336,144    9      265,836    7
                              ----------------  ----------------  ----------------  ----------------  ----------------

  Total Building Materials      1,436,580   31    1,552,739   36    1,329,895   34    1,333,835   37    1,140,201   32
                              ----------------  ----------------  ----------------  ----------------  ----------------

    Total net sales (2)       $ 4,651,761  100    4,272,957  100    3,880,249  100    3,669,088  100    3,577,622  100
                              ================  ================  ================  ================  ================

Intersegment sales at market value:
Building Materials            $    43,423            48,279            60,813            47,100            42,692
                              ============      ============      ============      ============      ============
Gross Profit (GP):(1)                      GP%               GP%               GP%               GP%               GP%
                                           ---               ---               ---               ---               ---
White Paper                       263,338   18      167,952   14      107,037   10      122,323   11      195,344   18
Brown Paper                       460,709   26      323,820   21      260,386   18      158,891   13      270,876   20
Building Materials                198,029   14      312,191   20      135,113   10      178,376   13      150,946   13

                              ----------------  ----------------  ----------------  ----------------  ----------------
    Total gross profit        $   922,076   20      803,963   19      502,536   13      459,590   13      617,166   17
                              ================  ================  ================  ================  ================

Operating earnings:
White Paper                   $   207,702           118,955            58,654            73,349           149,558
Brown Paper                       355,011           225,283           166,680            69,017           187,947
Building Materials                137,259           253,910            80,601           124,697           102,513
Corporate                         (46,715)          (47,879)          (43,191)          (40,898)          (44,989)
Non-recurring and other income
 (expense) - net                  (19,737)          (11,710)            2,029             2,088             3,861
                              ----------------  ----------------  ----------------  ----------------  ----------------
    Total operating earnings      633,520           538,559           264,773           228,253           398,890
Interest expense                  119,133           125,284           131,990           116,990            92,804
                              ----------------  ----------------  ----------------  ----------------  ----------------
Earnings before provision
 for income taxes             $   514,387           413,275           132,783           111,263           306,086
                              ================  ================  ================  ================  ================

Depreciation, cost of fee timber
harvested and amortization: (3)
White Paper                   $   126,516           124,175           139,240           114,449           106,250
Brown Paper                        74,807            68,333            90,484            90,403            88,566
Building Materials                109,493           106,496           135,108           128,754           103,354
Corporate                           4,183             4,715             6,309             5,343             4,767
                              ----------------  ----------------  ----------------  ----------------  ----------------
                              $   314,999           303,719           371,141           338,949           302,937
                              ================  ================  ================  ================  ================

Capital expenditures:
White Paper                   $    88,866            62,269           215,503           371,894           275,726
Brown Paper                       156,494           161,144           120,827            82,935            82,867
Building Materials                148,905            64,426           101,884            72,075           126,932
Corporate                           4,623             2,407             3,625             1,004               244
                              ----------------  ----------------  ----------------  ----------------  ----------------
                              $   398,888           290,246           441,839           527,908           485,769
                              ================  ================  ================  ================  ================

Identifiable assets:
White Paper                   $ 1,909,374         1,830,043         1,860,673         1,785,493         1,486,842
Brown Paper                     1,353,453         1,149,123         1,021,180           987,097           968,624
Building Materials              1,792,327         1,734,945         1,735,257         1,966,136         2,008,542
Corporate                          62,516            83,750            80,558            72,329           256,673
                              ----------------  ----------------  ----------------  ----------------  ----------------
                              $ 5,117,670         4,797,861         4,697,668         4,811,055         4,720,681
                              ================  ================  ================  ================  ================

(1)Sales and cost of sales for all periods presented have been reclassified to conform with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs."

(2)The  company is not  dependent  on any one  significant  customer or group of
   customers.   Approximately   90%  of  the  company's  total  output  is  sold
   domestically.

(3)See note 4 of Notes to Consolidated Financial Statements for discussion of change in accounting estimates for depreciation.

---------------------------------------------------------------------------------------------------
SELECTED QUARTERLY FINANCIAL DATA (unaudited)
===================================================================================================
(dollar amounts, except per share amounts, in thousands)

                                                                              Net Earnings
                                                                       ----------------------------
                                             Net            Gross                       Per Share
   2000                                     Sales          Profit        Amount          Diluted
---------------------------------------------------------------------------------------------------
1st Quarter...........................$   1,167,126        224,163       85,304            .76
2nd Quarter...........................    1,188,060        240,358       90,192            .82
3rd Quarter...........................    1,169,585        226,052       83,436            .76
4th Quarter...........................    1,126,990        231,503       85,955            .78
---------------------------------------------------------------------------------------------------
                                      $   4,651,761        922,076      344,887           3.12
===================================================================================================

                                                                              Net Earnings
                                                                       ----------------------------
                                             Net            Gross                       Per Share
   1999                                     Sales          Profit        Amount          Diluted
---------------------------------------------------------------------------------------------------

1st Quarter...........................$     970,483        141,942       31,594            .28
2nd Quarter...........................    1,056,319        195,757       63,314            .57
3rd Quarter...........................    1,137,615        239,780       81,958            .73
4th Quarter...........................    1,108,540        226,484       83,609            .75
---------------------------------------------------------------------------------------------------
                                      $   4,272,957        803,963      260,475           2.33
===================================================================================================

                                                                              Net Earnings
                                                                       ----------------------------
                                             Net            Gross                       Per Share
   1998                                     Sales          Profit        Amount          Diluted
---------------------------------------------------------------------------------------------------

1st Quarter...........................$     942,384        120,761       22,081            .20
2nd Quarter...........................      991,509        125,578       24,014            .21
3rd Quarter...........................    1,003,242        148,476       35,735            .32
4th Quarter...........................      943,114        107,721        7,153            .07
---------------------------------------------------------------------------------------------------
                                      $   3,880,249        502,536       88,983            .80
===================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998
(dollar amounts, except per share amounts, in thousands)

Note 1.  NATURE OF OPERATIONS
         --------------------

Willamette Industries, Inc. is a diversified, integrated forest products company with 105 manufacturing facilities in 24 states, France, Ireland and Mexico. The company's principal lines of business are white paper, brown paper and building materials. The company produces hardwood market pulp, fine paper, specialty printing papers, business forms, cut sheets, kraft linerboard, corrugating medium, bag paper, corrugated containers, paper bags, inks, lumber, plywood, particleboard, MDF, OSB, laminated beams, LVL, I-joists and other value-added wood products. Based on 2000 sales, the company's business is comprised of 31% white paper, 38% brown paper and 31% building materials. The company sells approximately 90% of its products in the United States; its primary foreign markets are Asia, Europe and Central America.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

REVENUE  RECOGNITION
The company recognizes revenue when ownership risk passes, which in virtually all cases, is at the time of shipment.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for all major classes of inventory. All other inventories are valued at average cost.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment accounts are carried at cost and include expenditures for new facilities and those that substantially increase the useful lives of existing plant and equipment. Maintenance, repairs and minor renewals are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

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

CAPITALIZED  INTEREST
Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest was $5,163 in 2000; $3,998 in 1999 and $13,589 in 1998 and is netted against interest expense in the consolidated statements of earnings. Such capitalized interest will be amortized over the depreciable lives of the related assets.

BUSINESS  SEGMENTS
The company's various product lines have been aggregated into three segments - white paper, brown paper and building materials - based on the similar nature of the products, the economic conditions affecting those products, and the management and reporting of those products within the company. Information with respect to the segments is included in the Supplementary Business Segment Information on page 34.

USE OF ESTIMATES
Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Sales and cost of sales for all periods presented include reclassifications to conform with Emerging Issues Task Force Issue #00-10, "Accounting for Shipping and Handling Fees and Costs." Historically, net sales had been reduced for the cost of freight billed to outside customers. Under the current presentation, sales include all freight costs charged to customers and cost of sales includes all freight costs. Certain other reclassifications have been made to prior years' data to conform with the 2000 presentation.

Note 3.  INVENTORIES
         -----------

The major components of inventories are as follows:

                                                 December 31,
                                     ---------------------------------

                                         2000                 1999
                                     ------------        -------------

Finished product...................  $ 154,261               139,385
Work in progress...................      8,792                 7,722
Raw material.......................    205,014               198,866
Supplies...........................    105,721                99,137
                                     ------------        -------------
                                     $ 473,788               445,110
                                     ============        =============

Valued at:
    LIFO cost......................  $ 304,519               288,161
    Average cost...................    169,269               156,949

If current cost rather than LIFO cost had been used by the company, inventories would have been approximately $62,282 higher in 2000 and $57,049 higher in 1999.


Note 4.  PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

Property, plant and equipment accounts are summarized as follows:

                                   Range    of           December 31,
                                   useful lives ------------------------------
                                   ------------    2000              1999
                                                ------------      ------------

Land...............................    -       $   48,436            41,985
Buildings.......................... 15 - 35       417,700           380,967
Machinery and equipment............  5 - 25     4,924,423         4,569,273
Furniture and fixtures.............  3 - 15        96,597            92,411
Leasehold improvements.............life of lease    8,023             6,619
Construction in progress...........    -          236,950           145,479
                                               -------------     -------------
                                                5,732,129          5,236,734
Accumulated depreciation...........             2,714,536          2,485,524
                                               -------------     -------------
                                               $3,017,593          2,751,210
                                               =============     =============

Effective January 1, 1999, the company changed its accounting estimates relating to depreciation. The estimated service lives for most machinery and equipment were extended five years. The change was based upon a study performed by the company's engineering department, comparisons to typical industry practices, and the effect of the company's extensive capital investments, which have resulted in a mix of assets with longer productive lives due to technological advances. As a result, 1999 net income was increased $51,900, or $0.46 per diluted share.

Note 5.  LONG-TERM DEBT
         --------------

Long-term debt consists of the following:
                                               December 31,
                                    -----------------------------------
                                          2000              1999
                                    -----------------  ----------------
Notes payable to public:
    9.625%, due in 2000.............$       -              150,000
    7.75%, due in 2002..............     100,000           100,000
    9.125%, due in 2003.............      50,000            50,000
    6.45%, due in 2005..............     100,000           100,000
    7.00%, due in 2018..............     100,000           100,000
    9.00%, due in 2021..............     150,000           150,000
    7.35%, due in 2026..............     200,000           200,000
    7.85%, due in 2026..............     200,000           200,000

Medium-term notes, with interest rates
    ranging from 6.45% to 7.20%, due in
    varying amounts through 2013.....    205,700           205,700

Bank loans, with interest rates averaging
    6.72% and 6.20%, due in varying amounts
    through 2006.....................    313,820           250,625

Revenue bonds, with interest rates
    averaging 5.32% and 5.04%, due in
    varying amounts through 2026.....    113,440           113,440

Other long-term debt, with interest
    rates averaging 6.81% and 8.62%,
    due in varying amounts through 2006.  15,465            12,334
                                     ------------        -------------
                                       1,548,425         1,632,099
Less:  Current installments..........      5,499             3,256
                                     ------------        -------------
                                   $   1,542,926         1,628,843
                                     ============        =============

Principal payment requirements on the above debt for the four years subsequent to 2001 are: 2002, $118,100; 2003, $70,507; 2004, $16,158; 2005, $129,799.

The company has two revolving loans with a group of banks that provide for borrowings up to a total of $450,000 in principal amount and provide backup for a master note program. At December 31, 2000, the total outstanding balance covered under the revolving loans was $285,000. In

2000, the company refinanced $150,000 of notes payable that were due in 2000.

The company utilized short-term borrowings with a number of banks at various times during 2000 and 1999 of which $122,000 was outstanding at December 31, 2000. The weighted average interest rate on short-term borrowings at December 31, 2000 and 1999, was 6.75% and 5.65%, respectively. Interest is based upon prevailing short-term rates in effect at the time of the transaction.

The fair value of the company's long-term debt is estimated to be approximately $1,508,735, based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt with the same remaining maturities.

Note 6.  INCOME TAXES
         ------------

The provision for income taxes includes the following:

                                                               2000            1999            1998
                                                          --------------  --------------  --------------

Currently payable                                       $      99,481          65,863          36,118
Deferred provision
    for income taxes                                           70,019          86,937           7,682
                                                          --------------  --------------  --------------

      Provision for income taxes                        $     169,500         152,800          43,800
                                                          ==============  ==============  ==============


Federal income taxes                                    $     151,476         135,343          36,664
Other income taxes                                             18,024          17,457           7,136
                                                          --------------  --------------  --------------

      Provision for income taxes                        $     169,500         152,800          43,800
                                                          ==============  ==============  ==============

Differences  between the effective tax rate and the federal  statutory  rate are shown in the following table as a percentage of pretax income:
                                                               2000            1999            1998
                                                          --------------  --------------  --------------

Federal statutory rate                                          35.0%           35.0%            35.0%
State income taxes, net of
    federal tax effect                                           2.1%            2.5%             2.3%
Benefit from foreign taxes                                      (0.6%)          (0.5%)           (3.6%)
Estimated non-deductible EPA penalty                             0.3%            1.0%              -
Tax credits                                                     (5.6%)          (0.5%)           (1.7%)
Other                                                            1.8%           (0.5%)            1.0%
                                                          --------------  --------------  --------------

                                                                 33.0%          37.0%            33.0%
                                                          ==============  ==============  ==============

The net deferred tax liability as of December 31, 2000 and 1999, includes the following components:

                                                          December 31,
                                                ------------------------------
                                                    2000            1999
                                                --------------  --------------
Deferred tax assets:
-------------------
Alternative minimum tax credits                $      -              4,400
State tax credits                                   79,495          81,640
Other                                                4,607          19,749
Valuation allowance for state
    tax credits                                    (63,895)        (65,000)
                                                --------------  --------------
                                                    20,207          40,789
                                                --------------  --------------

Deferred tax liabilities:
------------------------
Depreciation and depletion                        (588,480)       (532,163)
                                                --------------  --------------

   Net deferred tax liability                  $  (568,273)       (491,374)
                                                ==============  ==============

At December 31, 2000, the company had various state tax credits and credit carryforwards of approximately $122,300 of which $109,000 have no expiration and the remainder expire in various years through 2015.

The company's consolidated federal income tax returns through 1997 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the company has provided for any deficiencies that ultimately might be assessed.

Note 7.     PENSION AND RETIREMENT PLANS
            ----------------------------

CONTRIBUTORY  PLANS
The company covers all salaried employees and some hourly employees under 401(k) plans. The amounts contributed by the company vary for the plans. Total plan expenses were $12,484 in 2000; $11,515 in 1999 and $11,221 in 1998.

DEFINED BENEFIT PLANS
The company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees. Substantially all other employees of the company are covered by non-contributory defined benefit plans. Retirement benefits are based on years of service and compensation prior to retirement. Total pension expense for all such plans was $976 in 2000; $8,669 in 1999 and $8,863 in 1998.

As advised by its actuaries, the company makes contributions to provide for benefits attributed to past service, and for those benefits expected to be earned in the future.

POST-RETIREMENT  BENEFIT  PLANS
The company has a contributory post-retirement health plan primarily covering its salaried employees. Employees become eligible for these benefits if they meet minimum age and service requirements.

The following table sets forth reconciliations of the benefit obligation, plan assets, funded status and disclosure of assumptions utilized in the December 31 calculations:

                                                          Defined                 Post-retirement
                                                       Benefit Plans               Benefit Plans
                                                  ------------------------     ----------------------
                                                     2000         1999            2000       1999
                                                  ------------ -----------     ----------- ----------

Change in Benefit Obligation
----------------------------
Benefit obligation - beginning
  of year                                       $     406,630     386,108          35,407     37,348
Service cost                                           16,683      17,431           1,112      1,203
Interest cost                                          30,181      27,748           2,586      2,426
Amendments                                              3,180      17,186              -          -
Other                                                    (243)       (821)          1,127        783
Actuarial (gain) loss                                   2,200     (24,965)          1,267     (2,078)
Benefits paid                                         (17,934)    (16,057)         (4,476)    (4,275)
                                                  ------------ -----------     ------------ ---------
Benefit obligation - end of year                $     440,697     406,630          37,023     35,407
                                                  ============ ===========     ============ =========

Change in Assets
----------------
Fair value of assets - beginning
  of year                                        $    593,242     528,456              -          -
Actual return on plan assets                           15,150      77,218              -          -
Employer contribution                                   4,712       4,819           3,349      3,381
Other                                                    (324)     (1,194)          1,127        894
Benefits paid                                         (17,934)    (16,057)         (4,476)    (4,275)
                                                   ------------ ------------- ------------- ---------
Fair value of assets - end of year               $    594,846      593,242             -          -
                                                   ============ ============= ============= =========

Reconciliation of Funded Status
-------------------------------
Funded status                                    $    154,149      186,612        (37,023)    (35,407)
Unrecognized actuarial (gain) loss                   (168,489)    (211,453)         7,134       6,127
Unrecognized prior service cost                        25,508       26,201            220         251
Unrecognized asset                                         -          (398)            -           -
                                                   ------------ ------------- ------------- ----------
Prepaid (accrued) benefit cost                   $     11,168          962        (29,669)    (29,029)
                                                   ============ ============= ============= ==========

Assumptions as of December 31:
-----------------------------
Discount rate                                            7.50%        7.50%          7.50%       7.50%
Expected return on plan assets                           9.00%        9.00%            -           -
Rate of increase in compensation
  levels                                                 5.00%        5.00%            -           -
Medical cost trend rate                                    -            -            7.50%       8.00%


For the year 2000, a 7.5% increase in the medical cost trend rate was assumed. In the future, the rate decreases incrementally to an ultimate annual rate of 5.0%. A 1.0% increase in the medical trend rate would increase the post-retirement benefit obligation (PBO) by $4,133 and increase the service and interest costs by $412. A 1.0% decrease in the medical trend rate would decrease the PBO by $3,293 and decrease the service and interest cost by $328. Various pension plans have benefit obligations in excess of plan assets. The following table sets forth the unfunded status of those plans as of December 31:


                                      Defined Benefit Plans
                                      --------------------
                                        2000        1999
                                      --------    --------
Benefit obligation                    $ 37,304      22,381
                                      ========    ========
Plan assets (fair value)              $ 34,268      21,718
                                      ========    ========


The components of net periodic benefit cost are as follows:

                                                  Defined                            Post-retirement
                                                Benefit Plans                        Benefit Plans
                                   --------------------------------------- ---------------------------
                                       2000         1999          1998       2000     1999     1998
                                   -----------  ------------ ------------- -------- -------- ---------

Service cost                     $     16,683       17,431        15,401     1,112    1,203    1,182
Interest cost                          30,181       27,748        24,585     2,586    2,426    2,428
Expected return on
  plan assets                         (46,970)     (40,754)      (35,138)      -        -         -
Amortization of prior
  service cost                          3,429        3,194         1,841        31       31       31
Amortization of net
  transition obligation                  (398)        (566)         (604)      -        -         -
Recognized actuarial
  (gain) loss                          (8,953)      (3,901)       (2,625)      260      199      185
                                   ----------- -------------- ------------- -------- -------- --------
Net periodic
  benefit cost                   $     (6,028)       3,152         3,460     3,989    3,859    3,826
                                   =========== ============== ============= ======== ======== ========

Note 8. STOCKHOLDERS' EQUITY
        --------------------
The company's 1995 Long-Term Incentive Compensation Plan (the Plan) provides for grants of stock options, awards of stock appreciation rights and restricted shares of common stock to directors and key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in one-third increments per year and expire ten years from the date of grant. The company has reserved 5,500,000 shares for distribution under the Plan. The company has elected to account for stock-based compensation under Accounting Principles Board Opinion #25. If the company had accounted for its employee stock options using the fair value method and amortized such expense over the options' vesting period, the reduction in diluted earnings per share would have been $.06 in 2000, $.05 in 1999, and $.04 in 1998.

A summary of stock option activity is as follows:

                                          Option                      Price
                                          Shares                    Per Share
                                      --------------              --------------

Outstanding December 31, 1997            2,848,570            $    11.63 - 30.88
    Granted                                626,370                     38.69
    Exercised                              102,286                 13.13 - 30.88
    Canceled or surrendered                 28,567                 25.75 - 38.68
                                      --------------              --------------
Outstanding December 31, 1998            3,344,087                 11.63 - 38.69
    Granted                                555,680                     47.25
    Exercised                              608,484                 11.63 - 38.69
    Canceled or surrendered                 10,597                 29.72 - 47.25
                                      --------------              --------------
Outstanding December 31, 1999            3,280,686                 11.81 - 47.25
    Granted                                777,460                     37.00
    Exercised                              279,061                 11.81 - 38.69
    Canceled or surrendered                 67,873                 30.56 - 47.25
                                      --------------              --------------
Outstanding December 31, 2000            3,711,212                 11.81 - 47.25
                                      ==============               =============
Shares exercisable                       2,504,507            $    11.81 - 47.25
                                      ==============               =============

Restricted shares have been awarded to certain officers at no cost based upon continued employment, the attainment of performance goals, or both. These shares will vest in one-third annual increments beginning after three years of continuous employment. At December 31, 2000, 1,290 restricted shares had not yet vested.

The company has a shareholder rights plan under which one right has been issued for each outstanding share of common stock. The rights are initially represented by the common stock certificates and are not exercisable. With certain exceptions, the rights become exercisable if a person or group acquires 15% or more of the common stock. Such an acquisition causes each right to be adjusted to permit the holder to purchase $400 worth of common stock for $200. Rights held by the acquiring person or group become void. The company may also redeem the rights for $.0025 per right or may exchange each right for one share of common stock, subject to restrictions set forth in the plan. The rights will expire in February 2010.

In 1995, the board of directors authorized a $100,000 stock repurchase program. In 1998, the company repurchased 470,900 shares of common stock for $13,000. The board re-instituted the program in the first quarter of 2000. In the first half of 2000 the company completed the $100,000 program by repurchasing 2,447,100 shares of common stock for $84,071.

Note 9.  ACQUISITIONS
         ------------

In May 2000, the company completed its acquisition of Corrugados Tehuacan, S.A. de C.V. for approximately $70,300. This company operates a state-of-the-art corrugated container plant, a solid fiber box plant and a small recycled linerboard and corrugating medium mill, all located in Mexico. Also in May 2000, the company purchased a pulp mill in Port Wentworth, Georgia. After process improvements, the company's total investment in the facility was approximately $94,300.

These acquisitions were accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statements of earnings from the date of acquisition.

Note 10.    DISPOSITIONS
            ------------

In December 1998, the company sold 117,000 acres of timberland in southwestern Washington for $234,000. The timberland was acquired in 1996 as part of the Cavenham acquisition. The timberland was sold as it was not critical to the long-term supply needs of the company's Northwest operations. Proceeds of the sale were used to pay down debt.

Note 11.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

In 2000, the company signed a consent decree to settle alleged violations of the federal Clean Air Act (CAA) and related state regulations related to the company's Building Materials Group. Prior to December 31, 2000, the company paid $11,231 in penalties and interest. In January 2001, an additional $4,000 was paid for supplemental environmental projects, as required by the consent decree. The company established reserves in 1999 and 2000 to provide for these final settlement costs. The consent decree further requires the installation of various pollution control equipment at certain facilities.

As of December 31, 2000, our Johnsonburg, Pennsylvania, paper and pulp mill has received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the CAA and has received a demand letter to correct the alleged violations. Management has met with federal and state officials to resolve the matters alleged in the NOV.

Several of our other U.S. mills have received information requests under Section 114 of the CAA from the EPA. The company has responded, or is in the process of responding, to these requests. To date, the EPA has not issued NOVs related to these mills.

There are various other lawsuits, claims and environmental matters pending against the company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on the company's financial condition or operations.

In the fourth quarter of 2000, Weyerhaeuser Company initiated a hostile tender offer for the common stock of the company. Under contracts with certain of the company's professional advisors, the fees for services rendered are a flat fee plus certain out-of-pocket expenses. These fees are amortized over the expected benefit period which, based on management's current expectations, is expected to exceed 18 months beyond December 31, 2000. In the fourth quarter of 2000, the company recorded an $8,000 charge related to the estimated defense costs. Management expects that defense costs could ultimately reach $50,000.

                                INDEX TO EXHIBITS


EXHIBIT

3A. Third Restated Articles of Incorporation of the registrant, as amended. Incorporated by reference to Exhibit 3 of the registrant's Registration Statement on Form 8-A filed February 25, 2000
          (the "Form 8-A").  [14]

3B. Bylaws of the registrant as amended through December 11, 2000. Incorporated by reference to Exhibit (a)(5)(ii) to Amendment No. 1 to the registrant's Schedule 14D-9 filed December 12, 2000. [16]

4A. Indenture dated as of March 15, 1983, between the registrant and The Chase Manhattan Bank. Incorporated by reference to Exhibit 4A of the registration statement on Form S-3 effective December 13, 1985 (File No. 33-1876). [89]

4B. Indenture dated as of January 30, 1993, between the registrant and The Chase Manhattan Bank. Incorporated by reference to Exhibit 4A of the registration statement on Form S-3 effective March 1, 1993 (File No. 33-58044). [82]

4C. Credit Agreement dated as of May 10, 1996, among the registrant, Bank of America National Trust and Savings Association, ABN Amro Bank N.V., Morgan Guaranty Trust Company of New York, Nationsbank, N.A., Wachovia Bank of Georgia, N.A., and other financial institutions parties thereto. Incorporated by reference to
          Exhibit 4 of the registrant's current report on Form 8-K/A, amendment No. 1, dated May 15, 1996. [105]

4D. Letter Amendment dated August 13, 1999, to Credit Agreement filed as Exhibit 4C. Incorporated by reference to Exhibit 4D of the registrant's annual report on Form 10-K for the year ended December 31, 1999. [1]

4E. Rights Agreement dated as of February 25, 2000, between the registrant and ChaseMellon Shareholder Services, LLC. Incorporated by reference to Exhibit 4.1 of the Form 8-A. [51]

4F. Amendment No. 1 to Rights Agreement dated as of February 25, 2000 by and between Willamette Industries, Inc. and Mellon Investor Services LLC (f/k/a Chase Mellon Shareholder Services, L.L.C.). Incorporated by reference to Exhibit (a)(5)(i) to Amendment No. 1 to the registrant's Schedule 14D-9 filed December 12, 2000. [1]

10A. Willamette Industries, Inc. 1999 Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10A of the registrant's annual report on Form 10-K for the year ended December 31, 1999.* [16]

10B.      Willamette Industries, Inc. 1986 Stock Option and Stock
          Appreciation Rights Plan, as amended.  Incorporated by reference to
          Exhibit 10B of the registrant's annual report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").* [8]

10C. Form of Willamette Industries, Inc. Severance Agreement with Key Management Group as revised effective April 20, 1999. Incorporated by reference to Exhibit 10A of the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999.* [15]

10D. Form of Amendment to Severance Agreement (Exhibit 10C) between the registrant and eleven executives. Incorporated by reference to Exhibit (e)(7) to Amendment No. 3 to the registrant's
          Schedule 14D-9 filed December 22, 2000.*  [1]

10E. Willamette Industries, Inc. 1993 Deferred Compensation Plan. Incorporated by reference to Exhibit 10E to the registrant's annual report on Form 10-K for the year ended December 31, 1993
          (No. 1-12545).*  [16]

10F. Willamette Industries, Inc. Amended and Restated 1995 Long-Term Incentive Compensation Plan, as amended effective December 21, 2000.* [10]

10G. Consulting agreement dated December 1, 1998, between the registrant and William Swindells. Incorporated by reference to Exhibit 10G to the registrant's annual report on Form 10-K for the year ended December 31, 1998.* [4]

10H. Form of letter agreements with selected key employees that receive annual salary above a specified level providing for severance payments in the event of a change in control of the registrant. Incorporated by reference to Exhibit (e)(4) to the registrant's Schedule 14D-9 filed December 5, 2000* [14]

10I. Form of amendment to all individual severance agreements (including Exhibits 10D and 10H) between the registrant and selected key employees.* [3]

10J. Willamette Industries, Inc., Supplemental Benefits Plan, as amended effective December 21, 2000.* [46]

11. Computation of per share earnings is obtainable from the financial statements filed with this annual report on Form 10-K.

12.       Computation of Ratio of Earnings to Fixed Charges.  [1]

21. Omitted because the registrant's subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 8, 2001, in the registrant's registration statements on Form S-3 and Form S-8. [1]

24.       Power of attorney of certain officers and directors.  [1]

99.       Description of capital stock.  Incorporated by reference to
          Exhibit 99.1 to the registrant's current report on Form 8-K filed on February 25, 2000. [3]

------------------------
*Management contract or compensatory plan or arrangement.


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