Form 10-Q
period 2001-03-31
WILLAMETTE INDUSTRIES INC
filed 2001-05-11
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended

                                 March 31, 2001

                         Commission File Number 1-12545



                           Willamette Industries, Inc

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 109,637,957 at April 30, 2001.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                          FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                              PART I
(dollar amounts, except per share amounts, in thousands)                 ITEM 1

                                                          March 31,      December 31,
                                                            2001           2000
                                                          ----------     ---------
                                ASSETS
                                ------

Current assets:
    Cash                                                $    30,221        24,284
    Accounts receivable, less allowance for
     doubtful accounts of $4,798 (2000 - $4,490)            461,291       459,591
    Inventories (Note 2)                                    453,083       473,788
    Prepaid expenses                                         34,838        35,154
                                                          ---------      --------
         Total current assets                               979,433       992,817

Timber, timberlands and related facilities, net             994,396     1,014,285

Property, plant and equipment, at cost less accumulated
    depreciation of $2,760,972 (2000 - $2,714,536)        3,064,050     3,017,593

Other assets                                                 92,636        92,975
                                                          ---------     ---------
                                                        $ 5,130,515     5,117,670
                                                          =========    ==========

                       LIABILITIES AND STOCKHOLDERS'EQUITY
                       -----------------------------------

Current liabilities:
    Current installments on long-term debt              $     4,879         5,499
    Notes payable                                           106,000       122,000
    Accounts payable, includes book overdrafts of $62,045
      (2000 - $79,708)                                      220,798       253,292
    Accrued payroll and related expenses                     81,583        85,084
    Accrued interest                                         26,743        33,910
    Accrued expenses                                         81,938        77,754
    Accrued income taxes                                     28,492        19,184
                                                          ----------     --------
Total current liabilities                                   550,433       596,723

Deferred income taxes                                       587,349       568,273

Other liabilities                                            21,850        28,705

Long-term debt, net of current installments               1,542,661     1,542,926

Stockholders' equity:
    Preferred stock, cumulative, $.50 par value.
      Authorized 5,000,000 shares                                 -             -
    Common stock, $.50 par value.  Authorized
      150,000,000 shares; issued 109,589,929 shares          54,795        54,709
      (2000 - 109,417,087 shares)
Capital surplus                                             235,236       229,598
Retained earnings                                         2,138,191     2,096,736
                                                          ---------     ---------
         Total stockholders' equity                       2,428,222     2,381,043
                                                          ---------     ---------
                                                        $ 5,130,515     5,117,670
                                                          =========     =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                             FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                         PART I
(amounts, except per share amounts, in thousands)                           ITEM 1


                                                              Three Months Ended
                                                                   March 31,
                                                           -------------------------
                                                             2001           2000
                                                           ---------      ----------
Net sales                                                $ 1,131,664      1,167,126

Cost of sales                                                939,036        942,963
                                                           ---------     ----------

       Gross profit                                          192,628        224,163

Selling and administrative expenses                           66,962         64,709

Non-recurring and other (income) expense - net                 1,144            486
                                                           ---------     ----------

                                                             124,522        158,968

Interest expense                                              26,511         28,733
                                                           ---------     ----------

       Earnings before provision for income taxes             98,011        130,235

Provision for income taxes                                    31,364         44,931
                                                           ---------     ----------

       Net earnings                                      $    66,647         85,304
                                                           =========     ==========

Per share information:
       Earnings per share - basic                        $      0.61           0.77
                                                           =========     ==========
       Earnings per share - diluted                      $      0.61           0.76
                                                           =========     ==========

       Dividends                                         $      0.23           0.21
                                                           =========     ==========

Weighted average shares outstanding:
       Basic                                                 109,520        111,279
                                                           =========     ==========
       Diluted                                               110,138        111,784
                                                           =========     ==========

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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                             FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                       PART I
(dollar amounts in thousands)                                               ITEM 1

                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                          2001              2000
                                                        ---------         --------
Cash flows from operating activities:
    Net earnings                                      $    66,647           85,304
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation                                         65,221           60,256
      Cost of fee timber harvested                         12,349            9,819
      Other amortization                                    4,230            4,558
      Deferred income taxes                                19,506           20,255
      Changes in working capital items:
         Accounts receivable                               (1,700)         (55,960)
         Inventories                                       20,181            8,157
         Prepaid expenses and timber deposits                 316            1,741
         Accounts payable and accrued expenses            (45,362)          (5,423)
         Accrued income taxes                               9,308           14,805
                                                        ---------         --------
    Net cash provided by operating activities             150,696          143,512
                                                        ---------         --------

Cash flows from investing activities:
      Proceeds from sale of assets                         10,740                -
      Expenditures for property, plant and equipment     (112,128)         (71,224)
      Expenditures for timber and timberlands                   -           (2,226)
      Expenditures for roads and reforestation             (4,471)          (3,787)
      Other                                                (2,541)          19,991
                                                        ---------         --------
    Net cash used in investing activities                (108,400)         (57,246)
                                                        ---------         --------

Cash flows from financing activities:
      Net change in operating lines of credit             (16,000)           5,858
      Debt borrowing                                        1,951                -
      Proceeds from sale of common stock                    5,718            1,129
      Repurchased common stock                                  -          (31,593)
      Cash dividends paid                                 (25,192)         (23,372)
      Payment on debt                                      (2,836)         (40,846)
                                                        ---------         --------
    Net cash used in financing activities                 (36,359)         (88,824)
                                                        ---------         --------

Net change in cash                                          5,937           (2,558)

Cash at beginning of period                                24,284           25,557
                                                        ---------         --------

Cash at end of period                                 $    30,221           22,999
                                                        =========         ========

Supplemental disclosures of cash flow information: Cash paid during the period for:

      Interest (net of amount capitalized)            $    33,678           39,258
                                                        =========         ========

      Income taxes                                    $     2,550            9,871
                                                        =========         ========

   WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                        FORM 10-Q
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             PART I
   March 31, 2001                                                         ITEM 1

   Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.

   Note 2 The components of inventories are as follows (thousands of dollars):


                                           March 31,          December 31,
                                             2001                 2000
                                          ----------          -----------

              Finished product         $    146,392              154,261
              Work in progress                6,735                8,792
              Raw materials                 194,251              205,014
              Supplies                      105,705              105,721
                                          ---------           ----------

                                       $    453,083              473,788
                                          =========           ==========

   Note 3 Sales and cost of sales for the three-month period ended March 31, 2000, have been reclassified to conform with Emerging Issues Task Force Issue #00-10, "Accounting for Shipping and Handling Fees and Costs." Certain other reclassifications have been made to prior year's data to conform with the 2001 presentation.

   Note 4 Non-recurring and other (income) expense - net for the three months ended March 31, 2001, includes a $5.3 million gain on the sale of non-strategic timberlands and a $6.0 million charge related to estimated hostile takeover defense costs.

               Other notes have been omitted pursuant to Rule 10-01(a)(5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2
                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2001

   The company's three basic businesses - white paper, brown paper and building materials - are affected by changes in general economic conditions. White and brown paper sales and earnings tend to follow the general economy. Building materials activity is closely related to new housing starts, remodeling activity, and the availability and terms of financing for construction. All industry segments are influenced by global economic factors of supply and demand. In addition, the cost of wood and recycled fiber, basic raw materials for all segments, are sensitive to various supply and demand factors including environmental issues affecting supply.


                                      Three Months Ended
                                           March 31,
                                  ----------------------------
                                    2001              2000
                                  ---------         ---------
Net Sales:
    White Paper                 $   369,940           356,888
    Brown Paper                     436,629           418,580
    Building Materials              325,095           391,658
                                  ---------         ---------

                                $ 1,131,664         1,167,126
                                  =========         =========

Operating Earnings:
    White Paper                 $    40,763            58,280
    Brown Paper                      78,906            67,256
    Building Materials               18,492            45,278
    Corporate                       (12,495)          (11,360)
    Non-recurring and other income
      (expense) - net                (1,144)             (486)
                                  ---------         ---------

                                $   124,522           158,968
                                  =========         =========

                              RESULTS OF OPERATIONS

                    First Quarter 2001 vs. First Quarter 2000


   Consolidated net sales decreased 3.0% in the first quarter of 2001 compared with the first quarter of 2000. Operating earnings decreased 21.7% in the first quarter of 2001 compared with the first quarter of 2000, reflecting the marked change in the economic environment and building materials pricing from the first quarter of 2000 to the first quarter of 2001.

   White Paper

   White paper operating earnings declined 30.1% despite an increase in net sales of 3.7% in the first quarter of 2001 compared to the first quarter of 2000. Average selling prices and unit shipments changed in the first quarter of 2001 over the first quarter of 2000 as follows:


                                   Unit              Average Net
                                   Shipments         Selling Price
                                   ---------         -------------

     Forms                           (1.9%)               4.8%
     Cut sheets                      11.8%                0.7%
     Fine paper                     (19.9%)               1.4%
     Bleached market pulp            75.5%              (24.4%)

   Operating   results  in  our  white  paper  segment   reflect  the  following
   developments:

* Pricing for business forms remains solid, while volumes declined from the first quarter 2000 to the first quarter of 2001.

*     Solid  increases  in our  cut  sheet  shipments,  as a  result  of  adding
      additional  shifts  at  our  Washington   Courthouse,   Ohio,  Willcopy(R)
      facility, which started up in late 1999.

* Lower external fine paper shipments due to further integration to our converted white paper products.

* Higher bleached market pulp shipments as a result of the acquisition of the Port Wentworth mill, which commenced operations in September 2000.

* Beginning in the fourth quarter of 2000, the Port Wentworth mill operated as a swing mill, producing both bleached hardwood market pulp as well as softwood pulp. The production of softwood pulp for internal consumption has helped mitigate the impact of declining prices for hardwood market pulp and the rising cost of softwood pulp.

   The white paper segment was also impacted by unfavorable manufacturing cost variances. While our energy self-sufficiency helps insulate our white paper operations from rising energy costs, these costs and other increased manufacturing costs contributed to the decline in our gross profit margin for the white paper segment to 14.6% in the first quarter of 2001 compared to 19.9% in the same period in 2000.

   Brown Paper

   Brown paper operating earnings increased 17.3%, largely due to increases in net sales of 4.3% and decreases in old corrugated container costs (OCC) of 38.9% in the first quarter of 2001 compared to the first quarter of 2000. In the first quarter of 2001, increases in average selling prices for corrugated containers outweighed declines in unit shipments from the first quarter of 2000. Brown paper shipments and prices changed as follows:

                                  Unit               Average Net
                                Shipments           Selling Price
                                ---------           -------------

   Corrugated containers          (0.5%)                5.3%
   Grocery bags                  (10.9%)               (1.3%)


   Our brown paper business was impacted by the following:

* Positive contributions from the operations of two converting operations and a small paper mill in Mexico, which were acquired by the company in May 2000.

* Seasonally light domestic corrugated container shipments - declining 4.8% in the first quarter of 2001 compared to the first quarter of 2000 due to weakening economic conditions and "brown-outs" affecting our converting operations in California.

*     Stable selling price trends for the corrugated business.

   Overall, gross profit margins for the brown paper segment improved to 24.1% in the first quarter of 2001 compared to 22.2% in the first quarter of 2000. While there has been some slowdown of the general economy coupled with higher energy costs, operating earnings in this business segment remained strong in the first quarter of 2001.

   Building Materials

   The building materials segment's results for the first quarter of 2001 continued to reflect the pricing pressure due to increased industry capacity and softened demand due to general economic factors. Sales declined 17.0% in the first quarter of 2001 compared with the first quarter of 2000 and operating earnings declined 59.2% over the same periods. In the first quarter of 2001, average selling prices and unit volumes changed from the first quarter of 2000 as follows:


                                   Unit               Average Net
                                 Shipments           Selling Price
                                 ----------          -------------

    Lumber                         13.3%                (25.0%)
    Plywood                       (25.6%)               (15.0%)
    Oriented strand board           7.6%                (43.8%)
    Domestic particleboard         (0.9%)               (10.5%)
    International particleboard    14.5%                 (4.8%)
    Domestic MDF                    1.6%                 (4.6%)
    International MDF              (5.6%)                (1.1%)

   The building materials segment was impacted by the following:

* Overall declines in average selling prices from the first quarter of 2000 to the first quarter of 2001 reflecting the decline from peak prices in the third quarter of 1999 to current lows for lumber, plywood, OSB and domestic particleboard. We are hopeful that prices are at or near the bottom of the cycle.

* Log costs declined 23.5% in the first quarter of 2001 compared with the first quarter of 2000 because of excellent dry weather logging conditions in Oregon, resulting in a higher fee cut, as well as lower purchased log costs.

*     Lower plywood volumes due to closures of two facilities during 2000.

*     Overall higher energy costs.

* Increased unit shipments of lumber, OSB and domestic composite boards in the first quarter of 2001 compared with the fourth quarter of 2000, indicating improved demand for these products despite uncertain economic conditions.

   As a result of the market pricing pressures, partially offset by lower log costs, the building materials segment's gross profit margin decreased to 10.3% in the first quarter of 2001 from 15.4% in the first quarter of 2000.

   Selling and administrative expenses increased $2.3 million, or 3.5%, in the first quarter of 2001 compared with the first quarter of 2000, primarily due to new operations. Our ratio of selling and administrative expenses to net sales increased to 5.9% for the first quarter of 2001 compared to 5.5% for the same period in 2000 due to lower net sales.

   Nonrecurring and other income (expense) - net for the first quarter of 2001 includes a gain on the sale of non-strategic timberlands of $5.3 million and a charge of $6.0 million for estimated costs to defend against the hostile takeover attempt by Weyerhaeuser Company.

   Interest expense of $26.5 million for the first quarter of 2001 was $2.2 million less than interest expense of $28.7 million for the first quarter of 2000. Interest expense declined mainly due to lower interest rates and higher capitalized interest. The company's effective interest rate decreased from 7.44% in the first quarter of 2000 to 7.03% in the first quarter of 2001. Capitalized interest was $2.9 million in the first quarter of 2001 versus $1.7 million for the same period in 2000.

                    Financial Condition as of March 31, 2001

   Liquidity and Capital Resources

   For the first three months of 2001, cash flows from operating activities were $150.7 million, representing an increase of 5.0% from the same period in 2000. The increase was primarily attributable to working capital items.

   Net working capital increased to $429.0 million at March 31, 2001, compared with $396.1 million at December 31, 2000. Our total debt to capital ratio was 40.5% at March 31, 2001, down from 41.2% at December 31, 2000.

   The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a bank credit agreement.

   Capital Expenditures

   The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and expand production. In the first three months of 2001, the company incurred $112.1 million in capital expenditures for property, plant and equipment and an additional $4.5 million for roads and reforestation. Major capital projects currently underway include:

*     the Eastern  particleboard  facility,  with a scheduled  startup in August
      2001,

*     the Kingsport modernization, and

*     the Albany pulp mill modernization.

   Dividends

   In February 2001, the Board of Directors declared a quarterly cash dividend of $0.23 per share, a 9.5% increase over the previous quarterly rate.
   However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

   Environmental Compliance

   The company's operations are faced with increasingly stringent environmental regulations. The company is committed to complying with federal, state and local laws regarding environmental quality. The company believes it is in substantial compliance with these regulations.

   In April 1998, the U.S. Environmental Protection Agency (EPA) published the final rules regarding air and water quality known as the "cluster rules." Requirements for the first significant compliance date, April

   2001, were met by all affected company mills through previously completed projects. Future projects have been planned to ensure compliance with all remaining cluster rule deadlines which continue through 2006.

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

                                                                       FORM 10-Q
                                                                         PART II


                                OTHER INFORMATION


   Item 1.   Legal Proceedings

   In November 1998, the company received an information request from the EPA under Section 114 of the Clean Air Act (CAA) for information related to the company's Johnsonburg, Pennsylvania, pulp and paper mill. This request focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) program under the CAA. Subsequently, on April 19, 1999, the company received a Notice of Violation (NOV) relating to the mill. The NOV alleges violations of the PSD permit program under the CAA relating to two plant modifications. In December 1999, the company received a demand letter from the EPA to correct the alleged violations contained in this NOV. Since that time, management has been meeting with federal and state officials to resolve the matters alleged in the NOV.

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

   In March 2000, the company received requests for information from the EPA under Section 114 of the CAA related to the Bennettsville, South Carolina, and Kingsport, Tennessee, fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. The EPA issued supplemental requests for the Bennettsville mill in November 2000, the Kingsport mill in December 2000, and the Hawesville mill in January 2001. The company submitted responses to these supplemental requests during the first four months of 2001.

   The company believes that the outcome of the foregoing proceedings and other proceedings to which the company is a party will not have a material adverse effect on the company's financial position.

   Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       Exhibit No.        Exhibit
                        12                Ratio of Earnings
                                          to Fixed Charges.


                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WILLAMETTE INDUSTRIES, INC.




                               By /s/ G. W. Hawley
                                  --------------------------
                                  Executive Vice President,
                                  Chief Financial Officer, Secretary and
                                  Treasurer
                                 (Principal Financial Officer)

   Date:   May 10, 2001