Form 10-Q
period 2001-06-30
WILLAMETTE INDUSTRIES INC
filed 2001-08-14
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended

                                  June 30, 2001

                         Commission File Number 1-12545



                           Willamette Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



       State of Oregon                                 93-0312940
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)



1300 S.W. Fifth Avenue, Suite 3800, Portland, Oregon       97201
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code   (503) 227-5581
                                                   ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, 50 cent par value: 109,849,255 at July 31, 2001.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                                 FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                                                     PART I
(DOLLAR AMOUNTS, EXCEPT PER SHARE AMOUNTS, IN THOUSANDS)                                        ITEM 1


                                                                         JUNE 30,          DECEMBER 31,
                                                                           2001                2000
                                                                      --------------      -------------
 ASSETS

Current assets:
    Cash                                                            $        23,837             24,284
    Accounts receivable, less allowance for doubtful accounts
       of $4,040 (2000 - $4,490)                                            435,197            459,591
    Inventories (Note 2)                                                    446,595            473,788
    Prepaid expenses and timber deposits                                     33,785             35,154
                                                                      --------------      -------------

       Total current assets                                                 939,414            992,817

Timber, timberlands and related facilities - net                            982,232          1,014,285

Property, plant and equipment, at cost less accumulated
    depreciation of $2,808,274 (2000 - $2,714,536)                        3,160,133          3,017,593

Other assets                                                                 91,905             92,975
                                                                      --------------      -------------
                                                                    $     5,173,684          5,117,670
                                                                      ==============      =============


LIABILITIES

Current liabilities:
    Current installments on long-term debt                          $         4,707              5,499
    Notes payable                                                           114,000            122,000
    Accounts payable, includes book overdrafts of $68,809
       (2000 - $79,708)                                                     220,786            253,292
    Accrued payroll and related expenses                                     79,331             85,084
    Accrued interest                                                         32,873             33,910
    Accrued expenses                                                         81,660             77,754
    Accrued income taxes                                                     11,638             19,184
                                                                      --------------      -------------

       Total current liabilities                                            544,995            596,723

Deferred income taxes                                                       600,776            568,273

Other liabilities                                                            16,736             28,705

Long-term debt, net of current installments                               1,529,909          1,542,926

Stockholders' equity:
    Preferred stock, cumulative, $.50 par value.
       Authorized 5,000,000 shares                                                -                  -
    Common stock, $.50 par value.  Authorized
       150,000,000 shares; issued and outstanding
       109,816,018 shares (2000 - 109,417,087 shares)                        54,908             54,709
Capital surplus                                                             242,639            229,598
Retained earnings                                                         2,183,721          2,096,736
                                                                      --------------      -------------

       Total stockholders' equity                                         2,481,268          2,381,043
                                                                      --------------      -------------

                                                                    $     5,173,684          5,117,670
                                                                      ==============      =============

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                                                     FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                                                 PART I
(amounts, except per share amounts, in thousands)                                                   ITEM 1


                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                     --------------------------  --------------------------
                                                        2001          2000          2001          2000
                                                     ------------  ------------  ------------  ------------

Net sales                                          $   1,136,314     1,188,061  $  2,267,978     2,355,187

Cost of sales                                            938,640       947,703     1,877,676     1,890,666
                                                     ------------  ------------  ------------  ------------

        Gross profit                                     197,674       240,358       390,302       464,521

Selling and administrative expenses                       69,156        66,459       136,118       131,168

Non-recurring and other (income) expense - net             9,507         5,518        10,651         6,004
                                                     ------------  ------------  ------------  ------------

                                                         119,011       168,381       243,533       327,349

Interest expense                                          23,485        30,683        49,996        59,416
                                                     ------------  ------------  ------------  ------------

        Earnings before provision for income taxes        95,526       137,698       193,537       267,933

Provision for income taxes                                24,762        47,506        56,126        92,437
                                                     ------------  ------------  ------------  ------------

        Net earnings                               $      70,764        90,192  $    137,411       175,496
                                                     ============  ============  ============  ============


Per share information:
        Earnings per share - basic                 $        0.65          0.82  $       1.25          1.59
                                                     ============  ============  ============  ============
        Earnings per share - diluted               $        0.64          0.82  $       1.25          1.58
                                                     ============  ============  ============  ============

        Dividends                                  $        0.23          0.21  $       0.46          0.42
                                                     ============  ============  ============  ============

Weighted average shares outstanding:
        Basic                                            109,688       110,177       109,604       110,723
                                                     ============  ============  ============  ============
        Diluted                                          110,323       110,528       110,219       111,217
                                                     ============  ============  ============  ============


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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(dollar amounts in thousands)                                             ITEM 1


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                            2001         2000
                                                        ------------    --------
Cash flows from operating activities:
    Net earnings                                         $ 137,411      175,496
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation                                        131,632      121,864
       Cost of fee timber harvested                         24,360       21,184
       Other amortization                                    8,430        9,255
       Deferred income taxes                                32,933       30,618
       Changes in working capital items:
          Accounts receivable                               24,394      (56,697)
          Inventories                                       26,669        3,880
          Prepaid expenses and timber deposits               1,369        4,299
          Accounts payable and accrued expenses            (41,774)      14,154
          Accrued income taxes                              (7,546)     (14,238)
                                                         ---------    ---------
    Net cash provided by operating activities              337,878      309,815
                                                         ---------    ---------

Cash flows from investing activities:
       Proceeds from sale of assets                         17,437          661
       Expenditures for property, plant and equipment     (280,987)    (168,297)
       Expenditures for timber and timberlands                 (45)      (2,300)
       Expenditures for roads and reforestation             (7,631)      (6,695)
       Acquisitions                                              -     (149,514)
       Other                                                (8,096)      17,973
                                                         ---------    ---------
    Net cash used in investing activities                 (279,322)    (308,172)
                                                         ---------    ---------

Cash flows from financing activities:
       Net change in operating lines of credit              (8,000)      97,863
       Debt borrowing                                        3,644      110,241
       Proceeds from sale of common stock                   13,232        1,758
       Repurchased common stock                                  -      (84,071)
       Cash dividends paid                                 (50,426)     (46,558)
       Payment on debt                                     (17,453)     (82,291)
                                                         ---------    ---------
    Net cash used in financing activities                  (59,003)      (3,058)
                                                         ---------    ---------

Net change in cash                                            (447)      (1,415)

Cash at beginning of period                                 24,284       25,557
                                                         ---------    ---------

Cash at end of period                                    $  23,837       24,142
                                                         =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest (net of amount capitalized)              $  51,033       58,968
                                                         =========    =========

       Income taxes                                      $  30,739       76,057
                                                         =========    =========

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                PART I
JUNE 30, 2001                                                             ITEM 1


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.

Note 2   The components of inventories are as follows (thousands of dollars):

                                    June 30,              December 31,
                                      2001                    2000
                                --------------          --------------

Finished product              $       154,585                 154,261
Work in progress                        7,526                   8,792
Raw materials                         177,560                 205,014
Supplies                              106,924                 105,721
                                --------------          --------------

                              $       446,595                 473,788
                                ==============          ==============

Note 3 Sales and cost of sales for the three- and six-month periods ended June 30, 2000, have been reclassified to conform with Emerging Issues Task Force Issue #00-10, "Accounting for Shipping and Handling Fees and Costs." Certain other reclassifications have been made to the prior year's data to conform with the 2001 presentation.

Note 4 The results for the second quarter of 2001 include the effect of a change in the effective tax rate from 32.0% to 29.0%. Tax credits available to the company, coupled with lower earnings estimates for the year, contributed to the reduction in the tax rate.

Note 5 Non-recurring and other (income) expense - net includes the following items:

         QUARTER FIRST REFLECTED:       NON-RECURRING ITEM:
         2nd Quarter 2001           -   Charge for hostile takeover defense costs of $6.3 million.
                                    -   Charge for abandonment of equipment at the Dodson, La., sawmill of $2.9 million.
         1st Quarter 2001           -   Charge for hostile takeover defense costs of $6.0 million.
                                        Gain on sale of non-strategic timberlands of $5.3 million.
         2nd Quarter 2000           -   Charge for facility closure and alleged Clean Air Act violation settlement costs of $5.1 million.

Note 6 In May 2000, the company completed its acquisition of Corrugados Tehuacan S.A. de C.V. for $70.1 million. Also in May 2000, the company purchased a hardwood market pulp mill in Port Wentworth, Ga. After process improvements, the company's total investment in the Port Wentworth facility was $94.3 million.

         These acquisitions were accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statements of earnings from the date of acquisition.

         Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                  JUNE 30, 2001

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

(Dollars in thousands)                  Three Months Ended              Six Months Ended
                                              June 30,                       June 30,
                                     -------------------------       -------------------------
                                        2001          2000              2001          2000
                                     ------------  -----------       ------------  -----------
Net Sales:
    White Paper                    $     352,492      363,084      $     722,432      719,972
    Brown Paper                          446,724      440,366            883,353      858,946
    Building Materials                   337,098      384,611            662,193      776,269
                                     ------------  -----------       ------------  -----------

                                   $   1,136,314    1,188,061      $   2,267,978    2,355,187
                                     ============  ===========       ============  ===========

Operating Earnings:
    White Paper                    $      30,389       60,342      $      71,152      118,622
    Brown Paper                           76,815       79,654            155,721      146,910
    Building Materials                    34,767       46,169             53,259       91,447
    Corporate                            (13,453)     (12,266)           (25,948)     (23,626)
    Non-recurring and other income
      (expense) - net                     (9,507)      (5,518)           (10,651)      (6,004)
                                     ------------  -----------       ------------  -----------

                                   $     119,011      168,381      $     243,533      327,349
                                     ============  ===========       ============  ===========

                              RESULTS OF OPERATIONS

                   SECOND QUARTER 2001 VS. SECOND QUARTER 2000


Consolidated net sales decreased 4.4% in the second quarter of 2001 compared with the second quarter of 2000. Operating earnings decreased 29.3% in the second quarter of 2001 compared with the second quarter of 2000, reflecting the marked change in the general economic environment from the second quarter of 2000 to the second quarter of 2001.

WHITE PAPER

White paper sales decreased 2.9% and operating earnings declined 49.6% in the second quarter of 2001 compared to the second quarter of 2000. Average selling prices and unit shipments changed in the second quarter of 2001 over the second quarter of 2000 as follows:

                               Unit             Average Net
                             Shipments         Selling Price
                             ---------         -------------

Cut sheets                      8.5%               (1.5%)
Forms                          (7.0%)               0.4%
Fine paper                    (11.6%)              (0.6%)
Bleached market pulp           39.3%              (41.6%)

Operating results in our white paper segment reflect the following developments:

o  External  fine  paper   shipments  have  declined  as  a  result  of  further
   integration with our converted white paper products.

o Pricing for business forms remains solid, while volumes declined from the second quarter of 2000 to the second quarter of 2001 due to the declining market demand for continuous stock computer forms.

o Bleached market pulp shipments increased as a result of the acquisition of the Port Wentworth, Ga., pulp mill, which commenced operations in September 2000. However, in light of soft worldwide market pulp pricing, we are utilizing this mill to produce softwood pulp for internal consumption to the fullest extent possible.

The white paper segment was impacted by unfavorable cost variances for energy and chemicals. These cost variances and market pulp pricing contributed to the decline in our gross profit margin for the white paper segment to 12.5% in the second quarter of 2001 compared to 20.2% in the same period in 2000. We remain cautious about market conditions in the near term as many companies in the industry are not operating at full capacity and the balance between global supply and demand remains tenuous.

BROWN PAPER

The brown paper segment held up well in the face of difficult market conditions. Brown paper operating earnings decreased 3.6%, in spite of increases in net sales of 1.4% and decreases in old corrugated container (OCC) costs of 51.5% in the second quarter of 2001 compared to the second quarter of 2000. Brown paper shipments and prices changed as follows:

                                   Unit             Average Net
                                 Shipments         Selling Price
                                 ---------         -------------

    Corrugated containers           3.0%               0.0%
    Grocery bags                   (2.0%)             (2.1%)


Our brown paper operations were impacted by the following:

o  Solid corrugated container sales volumes despite an overall industry decline.

o Positive contributions from the operations of two converting operations and a small paper mill in Mexico, which were acquired by the company in May 2000.

Gross profit margins for the brown paper segment declined only slightly to 23.2% in the second quarter of 2001 compared to 23.9% in the second quarter of 2000, as declines in fiber costs did not fully offset increased energy costs and slightly lower net selling prices.

BUILDING MATERIALS

The building materials segment's results for the second quarter of 2001 compared to the second quarter of 2000 continue to reflect pricing pressures due to increased industry capacity and softened demand resulting from general economic factors. In the second quarter of 2001, sales declined 12.4% and operating earnings declined 24.7% over the same period of 2000. In the second quarter of 2001, average net selling prices and unit volumes changed from the second quarter of 2000 as follows:

                                  Unit              Average Net
                                Shipments          Selling Price
                                ----------         -------------

   Lumber                         (1.1%)              (2.0%)
   Plywood                       (21.2%)               2.8%
   Oriented strand board (OSB)    (2.6%)             (20.4%)
   Domestic particleboard        (11.0%)             (10.6%)
   International particleboard    11.2%               (5.2%)
   Domestic MDF                    0.3%               (0.2%)
   International MDF              (2.7%)              (8.2%)

The building materials segment was impacted by the following:

o Overall declines in average selling prices from the second quarter of 2000 to the second quarter of 2001.

o Declines in log costs of 14.1% in the second quarter of 2001 compared with the second quarter of 2000 because of excellent logging conditions in Oregon and the South, resulting in a higher percentage of fee cut, as well as lower purchased log costs.

o  Lower plywood volumes due to closures of two facilities during 2000.

o  Overall higher energy costs.

As a result of the market pricing pressures and energy costs, partially offset by lower log costs, the building materials segment's gross profit margin decreased to 14.9% in the second quarter of 2001 from 16.0% in the second quarter of 2000. While domestic housing starts have not fallen off significantly, weaker global economies and overall global pressures on imports and exports due to the continued strength of the U.S. dollar have continued to cause a supply to demand imbalance. As a result, we do not expect significant improvement in our building materials segment's operating results for the remainder of 2001.

SELLING AND ADMINISTRATIVE EXPENSES increased $2.7 million in the second quarter of 2001 compared with the second quarter of 2000 due, in part, to new operations. Our ratio of selling and administrative expenses to net sales increased to 6.1% for the second quarter of 2001 compared to 5.6% for the same period in 2000 as a result of new operations and lower net sales.

NONRECURRING AND OTHER INCOME (EXPENSE) - NET for the second quarter of 2001 includes a charge of $2.9 million related to the abandonment of equipment at the Dodson, La., sawmill as a result of the modernization project at that facility and a charge of $6.3 million for estimated costs to defend against the hostile takeover attempt by the Weyerhaeuser Company. Results for the second quarter of 2000 include a $5.1 million charge for the closure of the Dallas, Ore., plywood plant and the settlement of alleged Clean Air Act violations.

INTEREST EXPENSE of $23.5 million for the second quarter of 2001 was $7.2 million less than interest expense of $30.7 million for the second quarter of 2000. Interest expense declined as a result of lower interest rates and higher capitalized interest. The company's effective interest rate decreased from 7.57% in the second quarter of 2000 to 6.72% in the second quarter of 2001. Capitalized interest was $0.5 million in the second quarter of 2000 versus $4.5 million for the same period in 2001.

                       FIRST HALF 2001 VS. FIRST HALF 2000
                       -----------------------------------

Consolidated net sales decreased 3.7% in the first half of 2001 compared with the first half of 2000. Operating earnings decreased 25.6% in the first half of 2001 compared with the first half of 2000, as the deterioration of both our white paper and building materials segments more than offset improved earnings from our brown paper segment.

WHITE PAPER

White paper sales were nearly flat and operating earnings declined 40.0% in the first half of 2001 compared to the first half of 2000. Average selling prices and unit shipments changed in the first half of 2001 over the first half of 2000 as follows:

                                 Unit              Average Net
                               Shipments          Selling Price
                               ----------         -----------

   Cut sheets                     10.1%               (0.4%)
   Forms                          (4.5%)               2.6%
   Fine paper                    (16.1%)              (1.1%)
   Bleached market pulp           55.1%              (33.8%)


The operating results in our white paper segment reflect the following developments:

o Continuing integration with our converted white paper operations, resulting in declining fine paper shipments.

o Soft worldwide market pulp pricing, which has accelerated our strategic initiative to convert our Port Wentworth mill to softwood pulp production for internal use.

Weak market pulp pricing and unfavorable energy and chemical cost variances contributed to the decline in our gross profit margin for the white paper segment. Although energy and chemical costs began to moderate in the second quarter of 2001, the white paper segment posted gross profit margin of 13.6% in the first half of 2001 compared to 20.1% in the same period in 2000.

BROWN PAPER

Brown paper operating earnings increased 6.0% on increased net sales of 2.8% in the first half of 2001 compared to the first half of 2000. In the first half of 2001, increases in average selling prices and unit shipments for corrugated containers outweighed declines in our grocery bag operations compared to the first half of 2000. Brown paper shipments and prices changed as follows:

                                  Unit              Average Net
                                Shipments          Selling Price
                                ---------          -------------

   Corrugated containers           1.2%                1.5%
   Grocery bags                   (6.5%)              (1.6%)

Our brown paper business was impacted by the following:

o Stable pricing in the corrugated business at the end of the first half of 2001 despite further weakening economic conditions.

o Positive contributions from the operations of two converting operations and a small paper mill in Mexico, which were acquired by the company in May 2000.

o Decreases in old corrugated container (OCC) costs of 45.9% in the first half of 2001 compared to the first half of 2000.

o Increased energy costs in the first half of 2001 compared to the first half of 2000, although these costs are declining as we begin the second half of 2001.

Overall, gross profit margins for the brown paper segment improved to 23.6% in the first half of 2001 compared to 23.1% in the first half of 2000. As a result of the slowdown of the general economy, we expect the second half of 2001 to be challenging for the brown paper segment.

BUILDING MATERIALS

As discussed in the results for the second quarter, the building materials segment's results for the first half of 2001 reflect significant pricing pressures when compared to the first half of 2000. Net sales declined 14.7% and operating earnings declined 41.8% in the first half of 2001 compared with the first half of 2000. In the first half of 2001, average selling prices and unit volumes changed from the first half of 2000 as follows:

                                  Unit             Average Net
                                Shipments         Selling Price
                                ---------         -------------

   Lumber                          6.0%              (14.5%)
   Plywood                       (23.4%)              (6.1%)
   OSB                             2.3%              (32.5%)
   Domestic particleboard         (6.1%)             (10.6%)
   International particleboard    12.9%               (4.9%)
   Domestic MDF                    0.9%               (2.4%)
   International MDF              (4.2%)              (4.6%)

In the first half of 2001, the building materials segment was impacted by the following:

o  Plywood volumes decreased due to closures of two facilities during 2000.

o Log costs declined 19.1% in the first half of 2001 compared with the first half of 2000. As discussed in the results for the second quarter, the reduction is attributable to a higher percentage of fee cut and lower purchased log costs.

o Energy costs were higher, although these costs have begun to decline from recent highs.

As a result of the market pricing pressures, partially offset by lower log costs, the building materials segment's gross profit margin decreased to 12.6% in the first half of 2001 from 15.7% in the first half of 2000.

SELLING AND ADMINISTRATIVE EXPENSES increased $5.0 million, or 3.8%, in the first half of 2001 compared with the first half of 2000 due, in part, to new operations. Our ratio of selling and administrative expenses to net sales increased to 6.0% for the first half of 2001 compared to 5.6% for the same period in 2000, generally due to the decline in net sales.

NONRECURRING AND OTHER INCOME (EXPENSE) - NET for the first half of 2001 includes a gain on the sale of non-strategic timberlands of $5.3 million, a charge of $12.3 million for estimated costs to defend against the hostile takeover attempt by the Weyerhaeuser Company, and a charge of $2.9 million on equipment abandonments at the Dodson, La., sawmill as a result of our modernization project at that facility. Results for the first half of 2000 include charges totaling $5.1 million related to the closure of the Dallas, Ore., plywood mill and settlement costs for alleged violations of the Clean Air Act.

INTEREST EXPENSE decreased $9.4 million to $50.0 million for the first half of 2001 compared to $59.4 million for the first half of 2000. The decline in interest expense is attributable to lower interest rates and higher capitalized interest. The company's effective interest rate decreased from 7.50% in the first half of 2000 to 6.87% in the first half of 2001. Capitalized interest was $7.3 million in the first half of 2001 versus $2.2 million for the same period in 2000.

                    FINANCIAL CONDITION AS OF JUNE 30, 2001
                    ---------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the first six months of 2001, cash flows from operating activities were $337.9 million, representing a 9.1% increase from the same period in 2000. The increase was primarily attributable to positive fluctuations in working capital items and higher non-cash charges against earnings, which were partially offset by reduced net earnings.

Net working capital remained stable at $394.4 million at June 30, 2001, compared with $396.1 million at December 31, 2000. Since year-end, we have reduced our total debt-to-capital ratio to 39.9% at June 30, 2001, which is down from 41.2% at December 31, 2000.

In August 2001, the Board of Directors authorized a 10 million share repurchase program. The company does not have any present plans to initiate any repurchases under this program.

The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a bank credit agreement.

CAPITAL EXPENDITURES

The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and expand production. In the first six months of 2001, the company incurred $281.0 million in capital expenditures for property, plant and equipment and an additional $7.6 million for roads and reforestation. Major capital projects currently underway include:

o  the Eastern particleboard facility, with a scheduled startup in August 2001;

o  the Kingsport, Tenn., paper mill modernization;

o  the Albany, Ore., pulp mill modernization;

o  the particleboard plant modernization in Simsboro, La.; and

o  the softwood pulp conversion project at the pulp mill in Port Wentworth, Ga.

DIVIDENDS

In February, May and August 2001, the Board of Directors declared a quarterly cash dividend of $0.23 per share. However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

INCOME TAXES

In the second quarter of 2001, the company reduced its effective tax rate from 32% to 29%. The reduction in rate is due to tax credits available to the company, coupled with lower earnings forecasts for 2001.

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

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Statements  contained  in  this  report  that  are  not  historical  in  nature, including, without limitation, discussion of general economic conditions, pricing levels, energy costs, adequacy of the company's liquidity resources, and the impact of environmental regulations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause actual future results to differ materially from those projected. Such risks and uncertainties with respect to the company, in addition to those included with the forward-looking statements, include, but are not limited to, the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the company's timberlands; construction delays; risk of non-performance by third parties; and the impact of environmental regulations including the costs associated with complying with such regulations. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

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

                                                                       FORM 10-Q
                                                                         PART II


                                OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

In November 1998, the company received an information request from the EPA under
Section 114 of the Clean Air Act (CAA) for information related to the company's Johnsonburg, Pa., pulp and paper mill. This request focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) program under the CAA. Subsequently, on April 19, 1999, the company received a Notice of Violation (NOV) relating to the mill. The NOV alleges violations of the PSD permit program under the CAA relating to two plant modifications. In December 1999, the company received a demand letter from the EPA to correct the alleged violations contained in this NOV. Since that time, management has been meeting with federal and state officials to resolve the matters alleged in the NOV.

In August 1999, the company received a Section 114 information request from the EPA relating to the company's paper mill in Campti, La. The company responded to the request in November 1999 and has met with state and federal officials regarding the Campti mill.

Also, in March and November 1999, the company received Section 114 information requests from the EPA relating to the company's paper mills in Hawesville, Ky. In April 1999 and January 2000, the company provided the requested information to the EPA.

In March 2000, the company received  requests for information from the EPA under
Section 114 of the CAA related to the Bennettsville, S.C., and Kingsport, Tenn. fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. The EPA issued supplemental requests for the Bennettsville mill in November 2000, the Kingsport mill in December

2000, and the Hawesville mill in January 2001. The company submitted responses to these supplemental requests during the first four months of 2001.

The company believes that the outcome of the foregoing proceedings and other proceedings to which the company is a party will not have a material adverse effect on the company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

The company held its annual meeting of shareholders on June 7, 2001. The Inspectors of Election submitted the final certified results of the meeting on July 16, 2001. The voting results of the proposals put to a shareholder vote at the meeting are as follows:

1. Election of Thomas M. Luthy, Robert C. Lane and Evelyn Cruz Sroufe as Class A directors to serve as members of the company's Board of Directors for a three-year term expiring in 2004, or until their successors are duly elected and qualified. The votes cast on the six nominees for three director positions at the meeting were as follows:

                                        For          Withheld
                                        ---          --------

           Kenneth W. Hergenhan      46,908,114      2,480,050
           Robert M. Smelick         46,905,926      2,482,238
           Duane C. McDougall        46,910,022      2,478,142
           Thomas M. Luthy           49,161,850        765,256
           Robert C. Lane            49,161,850        765,256
           Evelyn Cruz Sroufe        49,161,850        765,256

    Directors whose term of office continued after the meeting are Winslow H. Buxton, Gerard K. Drummond, G. Joseph Prendergast, Stuart J. Shelk, Jr., William Swindells and Michael G. Thorne.


2. A shareholder proposal concerning classification of the Board of Directors was defeated as follows:

                          For          Against        Abstain
                          ---          -------        -------
                      43,275,155     44,558,056      6,671,223

3. A shareholder proposal concerning the compensation committee of the Board of Directors was defeated as follows:

                          For          Against        Abstain
                          ---          -------        -------
                      39,447,516     46,655,694      8,300,245

Item 5. Other Information
-------------------------

On August 9, 2001, the company's Board of Directors authorized a share repurchase program for the purchase from time to time in the future of up to 10 million shares of the company's common stock. At such time, if any, as purchases under the program commence, the shares will be purchased in the open market or through block purchases or in privately negotiated purchases depending upon market conditions.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a)  Exhibits

             Exhibit No.   Exhibit
             -----------   -------

             3.2 Bylaws of Willamette Industries, Inc. as amended through June 25, 2001.

             10.1          Amendment  No.  1  to  Willamette  Industries,   Inc.
                           Amended  and  Restated   1995   Long-Term   Incentive
                           Compensation Plan.

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

Date:   August 13, 2001