Form 10-Q
period 2001-09-30
WILLAMETTE INDUSTRIES INC
filed 2001-11-08
CIK 107189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended

                               September 30, 2001

                         Commission File Number 1-12545



                           Willamette Industries, Inc.
             (Exact name of registrant as specified in its charter)


   State of Oregon                                               93-0312940
   ----------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)



   1300 S.W. Fifth Avenue, Suite 3800, Portland, Oregon            97201
-------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)



   Registrant's telephone number, including area code   (503) 227-5581
                                                      ----------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.50 par value:
109,879,799 at October 31, 2001.

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED BALANCE SHEETS                                               PART I
(dollar amounts, except per share amounts, in thousands)                  ITEM 1

                                                                                      September 30,           December 31,
                                                                                           2001                   2000
                                                                                     -----------------       ----------------
   ASSETS

Current assets:
     Cash                                                                          $           26,253                 24,284
     Accounts receivable, less allowance for doubtful accounts
         of $4,394 (2000 - $4,490)                                                            445,690                459,591
     Inventories (Note 2)                                                                     472,444                473,788
     Prepaid expenses and timber deposits                                                      25,961                 35,154
                                                                                     -----------------       ----------------

         Total current assets                                                                 970,348                992,817

Timber, timberlands and related facilities - net                                              974,205              1,014,285

Property, plant and equipment, at cost less accumulated
     depreciation of $2,875,567 (2000 - $2,714,536)                                         3,220,961              3,017,593

Other assets                                                                                   90,547                 92,975
                                                                                     -----------------       ----------------

                                                                                   $        5,256,061              5,117,670
                                                                                     =================       ================

LIABILITIES

Current liabilities:
     Current installments on long-term debt                                        $            5,683                  5,499
     Notes payable                                                                            118,000                122,000
     Accounts payable, includes book overdrafts of $66,736
         (2000 - $79,708)                                                                     229,952                253,292
     Accrued payroll and related expenses                                                      75,227                 85,084
     Accrued interest                                                                          26,039                 33,910
     Accrued expenses                                                                          91,513                 77,754
     Accrued income taxes                                                                      22,042                 19,184
                                                                                     -----------------       ----------------

         Total current liabilities                                                            568,456                596,723

Deferred income taxes                                                                         615,076                568,273

Other liabilities                                                                              15,988                 28,705

Long-term debt, net of current installments                                                 1,532,706              1,542,926

Stockholders' equity:
     Preferred stock, cumulative, $.50 par value.
         Authorized 5,000,000 shares                                                        -                       -
     Common stock, $.50 par value.  Authorized
         150,000,000 shares; issued and outstanding
         109,872,796 shares (2000 - 109,417,087 shares)                                        54,936                 54,709
Capital surplus                                                                               244,692                229,598
Retained earnings                                                                           2,224,207              2,096,736
                                                                                     -----------------       ----------------

         Total stockholders' equity                                                         2,523,835              2,381,043
                                                                                     -----------------       ----------------

                                                                                   $        5,256,061              5,117,670
                                                                                     =================       ================

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF EARNINGS                                       PART I
(amounts, except per share amounts, in thousands)                         ITEM 1


                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                 -------------------------------   -------------------------------
                                                                      2001             2000              2001            2000
                                                                 --------------  ---------------   --------------- ---------------

Net sales                                                      $     1,124,786        1,169,585  $      3,392,764       3,524,772

Cost of sales                                                          932,054          943,533         2,809,730       2,834,199
                                                                 --------------  ---------------   --------------- ---------------

         Gross profit                                                  192,732          226,052           583,034         690,573

Selling and administrative expenses                                     68,331           65,244           204,449         196,412

Non-recurring and other income (expense) - net                          (8,012)          (2,296)          (18,663)         (8,300)
                                                                 --------------  ---------------   --------------- ---------------

                                                                       116,389          158,512           359,922         485,861

Interest expense                                                        23,777           31,129            73,773          90,545
                                                                 --------------  ---------------   --------------- ---------------

         Earnings before provision for income taxes                     92,612          127,383           286,149         395,316

Provision for income taxes                                              26,857           43,947            82,983         136,384
                                                                 --------------  ---------------   --------------- ---------------

         Net earnings                                          $        65,755           83,436  $        203,166         258,932
                                                                 ==============  ===============   =============== ===============


Per share information:
         Earnings per share - basic                            $          0.60             0.76  $           1.86            2.35
                                                                 ==============  ===============   =============== ===============
         Earnings per share - diluted                          $          0.60             0.76  $           1.85            2.34
                                                                 ==============  ===============   =============== ===============

         Dividends                                             $          0.23             0.21  $           0.69            0.63
                                                                 ==============  ===============   =============== ===============

Weighted average shares outstanding:
         Basic                                                         109,853          109,203           109,518         110,216
                                                                 ==============  ===============   =============== ===============
         Diluted                                                       110,437          109,392           110,114         110,833
                                                                 ==============  ===============   =============== ===============


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

WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                           FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     PART I
(dollar amounts in thousands)                                             ITEM 1

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ----------------------------------
                                                                                               2001                2000
                                                                                          --------------     ---------------
Cash flows from operating activities:
     Net earnings                                                                       $       203,166             258,932
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
         Depreciation                                                                           200,055             186,010
         Cost of fee timber harvested                                                            35,519              33,037
         Other amortization                                                                      12,689              14,347
         Deferred income taxes                                                                   47,233              60,860
         Changes in working capital items:
            Accounts receivable                                                                  13,901             (82,350)
            Inventories                                                                             820              14,620
            Prepaid expenses and timber deposits                                                  9,193               9,563
            Accounts payable and accrued expenses                                               (33,693)             28,825
            Accrued income taxes                                                                  2,858             (14,034)
                                                                                          --------------     ---------------
     Net cash provided by operating activities                                                  491,741             509,810
                                                                                          --------------     ---------------

Cash flows from investing activities:
         Proceeds from sale of assets                                                            18,363               1,550
         Expenditures for property, plant and equipment                                        (410,875)           (246,065)
         Expenditures for timber and timberlands                                                    (45)             (2,318)
         Expenditures for roads and reforestation                                               (14,532)            (12,607)
         Acquisitions                                                                                 -            (165,854)
         Other                                                                                   (8,265)             16,981
                                                                                          --------------     ---------------
     Net cash used in investing activities                                                     (415,354)           (408,313)
                                                                                          --------------     ---------------

Cash flows from financing activities:
         Net change in operating lines of credit                                                 (4,000)             15,870
         Debt borrowing                                                                           7,430             110,241
         Proceeds from sale of common stock                                                      15,313               1,906
         Repurchased common stock                                                                     -             (84,071)
         Cash dividends paid                                                                    (75,695)            (69,490)
         Payment on debt                                                                        (17,466)            (85,160)
                                                                                          --------------     ---------------
     Net cash used in financing activities                                                      (74,418)           (110,704)
                                                                                          --------------     ---------------

Net change in cash                                                                                1,969              (9,207)

Cash at beginning of period                                                                      24,284              25,557
                                                                                          --------------     ---------------

Cash at end of period                                                                   $        26,253              16,350
                                                                                          ==============     ===============

Supplemental disclosures of cash flow information: Cash paid during the period for:
         Interest (net of amount capitalized)                                           $        81,644             101,258
                                                                                          ==============     ===============

         Income taxes                                                                   $        32,892              89,558
                                                                                          ==============     ===============

   WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES                        FORM 10-Q
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             PART I
   SEPTEMBER 30, 2001                                                     ITEM 1


Note 1 The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented.

Note 2  The components of inventories are as follows (thousands of dollars):

                                                      September 30,                  December 31,
                                                            2001                          2000
                                                      --------------                --------------
                 Finished product                   $        159,014                     154,261
                 Work in progress                              7,815                       8,792
                 Raw materials                               198,908                     205,014
                 Supplies                                    106,707                     105,721
                                                      --------------                ------------
                                                    $        472,444                     473,788
                                                      ==============                ============

Note 3 Sales and cost of sales for the three- and nine-month periods ended September 30, 2000, have been reclassified to conform with Emerging Issues Task Force Issue #00-10, "Accounting for Shipping and Handling Fees and Costs." Certain other reclassifications have been made to the prior year's data to conform with the 2001 presentation.

Note 4 Non-recurring and other income (expense) - net is comprised of the following items:

            Quarter First Reflected:            Non-recurring Item:
         ------------------------            -------------------
            3rd Quarter 2001       -  Charge for hostile  takeover defense costs
                                      of $6.0 million.
                                   -  Charge for partial closure costs of $2.0
                                      million  at  our  particleboard  plant  in
                                      Bend, Ore.
            2nd Quarter 2001       -  Charge for hostile  takeover defense costs
                                      of $6.3 million.
                                   -  Charge for abandonment of equipment at the
                                      Dodson, La., sawmill of $2.9 million.
            1st Quarter 2001       -  Charge for hostile  takeover defense costs
                                      of $6.0 million.
                                      Gain on sale of non-strategic  timberlands
                                      of $5.3 million.
            2nd Quarter 2000       -  Charge for  facility  closure  and alleged
                                      Clean Air Act violation settlement costs of $5.1 million.

Note 5 In May 2000, the company completed its acquisition of Corrugados Tehuacan S.A. de C.V. for $70.3 million. Also in May 2000, the company purchased a hardwood market pulp mill in Port Wentworth, Ga. After process improvements, the company's total investment in the Port Wentworth facility was $94.3 million.

         These acquisitions were accounted for using the purchase method. The operating results of these acquisitions have been included in the consolidated statements of earnings from the date of acquisition.

         Other notes have been omitted pursuant to Rule 10-01 (a) (5) of Regulation S-X.

                                                                       FORM 10-Q
                                                                          PART I
                                                                          ITEM 2

                  WILLAMETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 2001

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



                                                                                     SEGMENT INFORMATION
                                                                                     -------------------

(Dollars in thousands)                                    Three Months Ended                          Nine Months Ended
                                                             September 30,                              September 30,
                                                   -------------------------------------     -------------------------------------
                                                         2001                2000                  2001                2000
                                                   -----------------   -----------------     -----------------   -----------------
Net Sales:
     White Paper                                 $          352,648             376,413    $        1,075,080           1,096,385
     Brown Paper                                            433,924             457,231             1,317,277           1,316,177
     Building Materials                                     338,214             335,941             1,000,407           1,112,210
                                                   -----------------   -----------------     -----------------   -----------------
                                                 $        1,124,786           1,169,585    $        3,392,764           3,524,772
                                                   =================   =================     =================   =================
 Operating Earnings:
     White Paper                                 $           24,461              45,678    $           95,613             164,300
     Brown Paper                                             88,979             104,134               244,700             251,044
     Building Materials                                      24,019              22,605                77,278             114,052
     Corporate                                              (13,058)            (11,609)              (39,006)            (35,235)
     Non-recurring and other income
         (expense) - net                                     (8,012)             (2,296)              (18,663)             (8,300)
                                                   -----------------   -----------------     -----------------   -----------------

                                                 $          116,389             158,512    $          359,922             485,861
                                                   =================   =================     =================   =================

                              RESULTS OF OPERATIONS
                              ---------------------
                    THIRD QUARTER 2001 VS. THIRD QUARTER 2000
                    -----------------------------------------

Consolidated net sales decreased 3.8% in the third quarter of 2001 compared with the third quarter of 2000. Operating earnings decreased 26.6% in the third quarter of 2001 compared with the third quarter of 2000, reflecting the progressive economic decline. The tragic events of September 11 did not significantly affect the results of operations for the third quarter of 2001, but the future impact of these events are unknown.

WHITE PAPER

White paper net sales decreased 6.3% and operating earnings declined 46.4% in the third quarter of 2001 compared to the third quarter of 2000. Unit shipments and average net selling prices changed in the third quarter of 2001 compared to the third quarter of 2000 as follows:


                                      Unit                     Average Net
                                   Shipments                  Selling Price
                                 ----------------            ----------------

           Cut sheets                  6.4%                       (1.0%)
           Forms                     (11.6%)                       0.0%
           Fine paper                (14.5%)                      (2.8%)
           Bleached market pulp       31.7%                      (45.4%)

o Pricing for business forms remained stable, while volumes declined from the third quarter of 2000 to the third quarter of 2001 due to the declining market demand for continuous stock computer forms.

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

The pricing variances in our white paper products contributed to the decline in our gross profit margin for the white paper segment to 10.9% in the third quarter of 2001 compared to 15.7% in the same period in 2000. We remain cautious about market conditions in the near term as many companies in the industry are not operating at full capacity and the balance between global supply and demand remains tenuous.

BROWN PAPER

The brown paper segment held up well in the face of difficult market conditions. Brown paper net sales decreased 5.1% and operating earnings decreased 14.6% from the third quarter of 2000 to the third quarter of 2001. Brown paper unit shipments and average net selling prices changed in the third quarter of 2001 compared to the third quarter of 2000 as follows:

                                      Unit            Average Net
                                      Shipments        Selling Price
                                   ----------------   ----------------

           Corrugated containers        (3.6%)             (2.7%)
           Grocery bags                 (5.0%)             (1.4%)

In the third quarter of 2001 our brown paper operations were impacted by the following when compared to the third quarter of 2000:

o     A  weakening   economy  resulting  in  lower  sales  volumes  and  pricing pressures.

o     Decreased old corrugated container (OCC) costs of 22.6%.

Gross profit margins for the brown paper segment declined to 26.6% in the third quarter of 2001 compared to 28.4% in the third quarter of 2000, as declines in fiber costs did not fully offset declines in net selling prices and sales volumes. As a result of the slowdown of the general economy, we expect the last quarter of 2001 to be challenging for the brown paper segment. However, as greater than 60% of our corrugated container business relates to food, beverage and consumer staples, our exposure to further economic downturn may be mitigated.

BUILDING MATERIALS

The building materials segment's results for the third quarter of 2001 reflect a slight improvement from the results of the third quarter of 2000. In the third quarter of 2001, sales increased 0.7% and operating earnings increased 6.3% over the same period of 2000. In the third quarter of 2001, unit shipments and average net selling prices changed from the third quarter of 2000 as follows:

                                               Unit             Average Net
                                              Shipments         Selling Price
                                           ----------------    ----------------

           Lumber                              11.9%                 5.2%
           Plywood                             (9.4%)                8.2%
           Oriented strand board (OSB)         12.4%                 1.2%
           Domestic particleboard              (1.8%)              (12.7%)
           International particleboard         38.1%                (3.2%)
           Domestic MDF                         7.3%                 5.9%
           International MDF                   10.0%                (6.0%)


The building materials segment was impacted by the following:


o Improvements in average selling prices from the third quarter of 2000 to the third quarter of 2001 in all domestic products except particleboard.

o Lower plywood volumes, primarily due to the closure of our Ruston, La., plywood facility in December of 2000.

o Costs related to the August start-up of our new particleboard plant in Bennettsville, S.C., of $3.0 million.

The building materials segment's gross profit margin increased slightly to 11.5% in the third quarter of 2001 from 11.1% in the third quarter of 2000. While the domestic economy continues to weaken, housing starts have not fallen off significantly. However, a weaker global economy and overall global pressures on imports and exports have continued to cause a supply to demand imbalance. The events of September 11 appear to have had a more significant impact on our building materials segment as compared to our white and brown paper segments. Early fourth quarter net selling prices have declined to levels lower than third quarter 2001 averages. We expect that these events, coupled with normal seasonal pressures, will create an extremely challenging fourth quarter.

Selling and administrative expenses increased 4.7% in the third quarter of 2001 compared with the third quarter of 2000 due, in part, to new operations including the new eastern particleboard plant. Our ratio of selling and administrative expenses to net sales increased to 6.1% for the third quarter of 2001 compared to 5.6% for the same period in 2000 as a result of new operations and lower net sales.

Nonrecurring and other income (expense) - net for the third quarter of 2001 includes a charge of $2.0 million related to the closure of a manufacturing line at our Bend, Ore., particleboard plant and a charge of $6.0 million for estimated costs to defend against the hostile takeover attempt by Weyerhaeuser Company.

Interest expense of $23.8 million for the third quarter of 2001 was $7.3 million less than interest expense of $31.1 million for the third quarter of 2000. Interest expense declined primarily as a result of lower interest rates and higher capitalized interest. The company's effective interest rate decreased from 7.49% in the third quarter of 2000 to 6.57% in the third quarter of 2001. Capitalized interest was $1.2 million in the third quarter of 2000 versus $3.3 million for the same period in 2001.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000
  -----------------------------------------------------------------------------

Consolidated net sales decreased 3.7% and operating earnings decreased 25.9% in the first nine months of 2001 compared with the first nine months of 2000.

WHITE PAPER

White paper sales declined 1.9% and operating earnings declined 41.8% in the first nine months of 2001 compared to the first nine months of 2000. Unit shipments and average net selling prices changed in the first nine months of 2001 compared to the first nine months of 2000 as follows:

                                        Unit                     Average Net
                                      Shipments                 Selling Price
                                   ----------------            ----------------

           Cut sheets                    8.8%                       (0.6%)
           Forms                        (6.9%)                       1.8%
           Fine paper                  (15.5%)                      (0.3%)
           Bleached market pulp         45.8%                      (38.2%)

The operating results in our white paper segment reflect the following developments:

o Soft worldwide market pulp pricing, which has accelerated our strategic initiative to convert our Port Wentworth mill to softwood pulp production for internal use.

o Volume improvements and stable pricing in our cut sheets business, in the face of industry decline, due to our expansion in these markets.

o Higher manufacturing costs, particularly chemicals and energy, when compared to the first nine months of 2000.

o Declining forms volumes, but increased market share as our competitors exit this business.

Weak market pulp pricing and unfavorable energy and chemical cost variances contributed to the decline in our gross profit margin for the white paper segment. Although energy and chemical costs have moderated in recent months, the white paper segment posted a gross profit margin of 12.7% in the first nine months of 2001 compared to 18.6% in the same period in 2000.

BROWN PAPER

Brown paper operating earnings decreased 2.5% in the first nine months of 2001 compared to the first nine months of 2000 on nearly flat net sales. Brown paper unit shipments and average net selling prices changed from the first nine months of 2001 to the first nine months of 2000, as follows:

                                                Unit           Average Net
                                              Shipments       Selling Price
                                           ----------------  ----------------

           Corrugated containers               (0.7%)             0.3%
           Grocery bags                        (6.0%)            (1.6%)

Our brown paper business was impacted by the following:

o Stable pricing in the corrugated business at the end of the first nine months of 2001, but prices are softening as we enter the fourth quarter.

o Positive contributions from the operations of two converting operations and a small paper mill in Mexico, which were acquired by the company in May 2000.

o Decreases in OCC costs of 39.9% in the first nine months of 2001 compared to the first nine months of 2000.

o     Increased  energy  costs in the first nine months of 2001  compared to the
      first  nine  months  of  2000,   although   these  costs  have   moderated
      substantially in recent months.

Overall, gross profit margins for the brown paper segment declined slightly to 24.6% in the first nine months of 2001 compared to 24.9% in the first nine months of 2000.

BUILDING MATERIALS

The building materials segment's results for the first nine months of 2001 reflect significant pricing pressures when compared to the first nine months of 2000. Net sales declined 10.1% and operating earnings declined 32.2% in the first nine months of 2001 compared with the first nine months of 2000. In the first nine months of 2001, unit shipments and average net selling prices changed from the first nine months of 2000 as follows:

                                             Unit           Average Net
                                           Shipments       Selling Price
                                        ----------------  ----------------

           Lumber                             8.0%             (8.6%)
           Plywood                          (19.3%)            (2.1%)
           OSB                                5.7%            (23.5%)
           Domestic particleboard            (4.7%)           (11.3%)
           International particleboard       18.8%             (4.5%)
           Domestic MDF                       3.0%              0.3%
           International MDF                  0.0%             (5.2%)


In the first nine months of 2001, the building materials segment was impacted by the following:

o     Plywood volumes decreased due to closures of two facilities during 2000.

o Log costs declined 13.3% in the first nine months of 2001 compared with the first nine months of 2000.

o Energy costs were higher, although these costs have begun to decline from recent highs.

As a result of the market pricing pressures, partially offset by lower log costs, the building materials segment's gross profit margin decreased to 12.2% in the first nine months of 2001 from 14.3% in the first nine months of 2000.

Selling and administrative expenses increased $8.0 million, or 4.1%, in the first nine months of 2001 compared with the first nine months of 2000 due, in part, to new operations. Our ratio of selling and administrative expenses to net sales increased to 6.0% for the first nine months of 2001 compared to 5.6% for the same period in 2000, generally due to the decline in net sales and new operations such as our eastern particleboard plant which commenced production in August 2001.

Nonrecurring and other income (expense) - net for the first nine months of 2001 includes a gain on the sale of non-strategic timberlands of $5.3 million, charges of $18.3 million for estimated costs to defend against the hostile takeover attempt by Weyerhaeuser Company, and a charge of $2.9 million on equipment abandonments at the Dodson, La., sawmill as a result of our modernization project at that facility. Results for the first nine months of 2000 include charges totaling $5.1 million related to the closure of the Dallas, Ore., plywood mill and settlement costs for alleged violations of the Clean Air Act.

Interest expense decreased $16.8 million to $73.8 million for the first nine months of 2001 compared to $90.5 million for the first nine months of 2000. The decline in interest expense is attributable to lower interest rates and higher capitalized interest. The company's effective interest rate decreased from 7.50% in the first nine months of 2000 to 6.78% in the first nine months of 2001. Capitalized interest was $3.4 million in the first nine months of 2000 versus $10.7 million for the first nine months of 2001.

                  FINANCIAL CONDITION AS OF SEPTEMBER 30, 2001
                  --------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


For the first nine months of 2001, cash flows from operating activities were $491.7 million, compared to $509.8 million for the same period in 2000.

Net working capital remained stable at $401.9 million at September 30, 2001, compared with $396.1 million at December 31, 2000. Since year-end, we have reduced our total debt-to-capital ratio to 39.6% at September 30, 2001, which is down from 41.2% at December 31, 2000.

In August 2001, the Board of Directors authorized repurchases by the company of up to 10 million shares of its common stock. The company has not yet initiated any repurchases under this program.

The company believes it has the resources available to meet its short-term and long-term liquidity requirements. Resources include internally generated funds, short-term borrowing arrangements and the unused portion of the revolving loan available under a bank credit agreement.

CAPITAL EXPENDITURES

The company is continually making capital expenditures at its manufacturing facilities to improve fiber utilization, achieve labor efficiency and expand production. In the first nine months of 2001, the company incurred $410.9 million in capital expenditures for property, plant and equipment and an additional $14.6 million for roads and reforestation. Major capital projects currently underway include:

o the Kingsport, Tenn., paper mill modernization;

o the Albany,  Ore., pulp mill  modernization;

o the new Oklahoma City corrugated facility, which we expect to start-up in December of this year;

o the  particleboard  plant  modernization in Simsboro,  La., and

o the softwood pulp conversion project at the pulp mill in Port Wentworth, Ga.

In August 2001 we successfully started up our eastern region particleboard facility.

DIVIDENDS

In each of February, May and August 2001, the Board of Directors declared a quarterly cash dividend of $0.23 per share. However, there is no assurance as to future dividends as they depend on earnings, capital requirements and financial condition.

INCOME TAXES

The company's effective tax rate is 29.0%. The reduction in rate from 2000 is due to tax credits available to the company, coupled with lower earnings forecasts for 2001.

ENVIRONMENTAL COMPLIANCE

The company's operations are faced with increasingly stringent environmental regulations. The company is committed to complying with federal, state and local laws regarding environmental quality. The company believes it is in substantial compliance with these regulations.

In April 1998, the U.S. Environmental Protection Agency (EPA) published the final rules regarding air and water quality known as the "cluster rules." Requirements for the first significant compliance date, April 2001, were met by all affected company mills through previously completed projects. Future projects have been planned to ensure compliance with all remaining cluster rule deadlines, which continue through 2006.

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

In March 2000, the company received  requests for information from the EPA under
Section 114 of the CAA related to the Bennettsville, S. C., and Kingsport, Tenn., fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. The EPA issued supplemental requests for the Bennettsville mill in November 2000, the Kingsport mill in December 2000, and the Hawesville mills in January 2001. The company submitted responses to these supplemental requests during the first four months of 2001. The company has requested a meeting with the EPA to discuss the responses and expects a meeting to occur during the fourth quarter of 2001.

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

                              WILLAMETTE INDUSTRIES, INC.




                              By   /s/ G. W. Hawley
                                   -------------------------
                              Executive Vice President,
                              Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: November 7, 2001