Form 10-K
period 2001-12-31
WILLAMETTE INDUSTRIES INC
filed 2002-02-28
CIK 107189

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission file number 1-12545

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                        $106,822,511 at February 22, 2002

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                Class                        Outstanding at February 22, 2002
     Common Stock, $.50 par value                   110,180,527 shares

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      NONE.

                                      INDEX

                                                                                                  Page
                                                                                                  ----
Part I

Item 1.  Business.................................................................................. 1
         General..................................................................................  1
         Acquisition of the Company...............................................................  1
         Business Segment Information.............................................................  2
         White Paper..............................................................................  2
         Brown Paper..............................................................................  2
         Building Materials.......................................................................  3
         Timberlands..............................................................................  3
         Energy ..................................................................................  4
         Employees................................................................................  4
         Environmental Matters....................................................................  4
Item 2.  Properties...............................................................................  5
Item 3.  Legal Proceedings........................................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders...................................... 11

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.................... 12
Item 6.  Selected Financial Data.................................................................. 13
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.......................................................................... 14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................... 24
Item 8.  Financial Statements and Supplementary Data.............................................. 24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure............................................................................. 24

Part III

Item 10. Directors and Executive Officers of the Registrant....................................... 25
Item 11. Executive Compensation................................................................... 28
Item 12. Security Ownership of Certain Beneficial Owners and Management........................... 38
Item 13. Certain Relationships and Related Transactions........................................... 39

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................... 40
         Index to Consolidated Financial Statements............................................... 41
         Signatures............................................................................... 66
         Index to Exhibits........................................................................ 68

                                     PART I

Item 1. Business

GENERAL

Willamette Industries, Inc. (the "company" or "Willamette") was founded in 1906 as the Willamette Valley Lumber Co. in Dallas, Oregon. In 1967, Willamette Valley and several related firms merged to form Willamette Industries, Inc. Willamette is a diversified, integrated forest products company with 106 manufacturing facilities in 24 states, France, Ireland and Mexico.

We operate in a very competitive industry consisting of hundreds of companies, some larger and more diversified, others much smaller, producing only one or two products. Competitive conditions exist in every industry segment in which the company operates. The company competes in its markets primarily through price, quality and service. We believe our business operations have been characterized by the following factors:

     -   our vertical integration.

     - a decentralized organizational structure that encourages teamwork as well as individual initiative.

     -   our geographically diverse facilities.

     - our focus on capital improvements directed to increasing the fiber and energy efficiency of our plants.

     -   our concentration on a focused, related range of products.

     -   our balance among white paper, brown paper and building materials.

     -   our 66% sawlog self-sufficiency and stewardship of our resources.

ACQUISITION OF THE COMPANY

In November 2000, Weyerhaeuser Company (Weyerhaeuser) launched an attempt to acquire the company by means of an unsolicited tender offer. On January 28, 2002, the board of directors of the company amended the shareholder rights plan so that it would not apply to an acquisition of the company's common stock by Weyerhaeuser and entered into a definitive merger agreement with Weyerhaeuser. Under the terms of the agreement, Weyerhaeuser will acquire all of the outstanding shares of the company for $55.50 per share in cash. Weyerhaeuser acquired control of the company on February 11, 2002, and the merger of a subsidiary of Weyerhaeuser into the company is expected to be completed in mid-March 2002 with the result that the company becomes a wholly owned subsidiary of Weyerhaeuser. A transition team led by Richard E. Hanson, Executive Vice President, Timberlands, for Weyerhaeuser, will be addressing issues raised by the integration of the two companies over the next several months.

BUSINESS SEGMENT INFORMATION

The company operates in three business segments: white paper, brown paper and building materials. Sales and operating data for the three segments for the past five years are set forth in the five-year comparison located on page 47 of this report. The company is not dependent on any one significant customer or group of customers. Approximately 89% of the company's total revenue is derived domestically.

WHITE PAPER

Market Pulp and Fine Paper

Our four white paper mills manufacture uncoated free sheet. The company's two pulp mills produce pulp for consumption at our fine paper mills, and also produce bleached market pulp which is sold to outside customers. Chips from nearby mostly non-controlled wood converting facilities serve as the primary fiber source for our white paper products.

Communication Papers

Our five business forms plants manufacture continuous forms, generally with pin-hole edges and usually separated by perforation, that are used by many businesses, banks and commercial establishments for their computer-generated form printing. Additionally, six cut sheet facilities make private brand and Willamette brand (Willcopy(R) and PennCopy(R)) photocopy and cut sheet printer paper. Business forms and cut sheets are marketed by our own sales force to a variety of consumers and distributors.

BROWN PAPER

Brown Paper Mills

Our four brown paper mills located in the U.S. manufacture linerboard, corrugating medium and bag paper. Our brown paper mills supply 98% of the needs of our box and bag manufacturing plants. We acquire the remaining 2% of the rollstock required by our converting operations from other brown paper producers.

Recycled fiber, in the form of old corrugated containers, provides 60% of the total fiber needs of our brown paper mills. The remaining 40% of our requirements are in the form of wood chips. In Louisiana and Oregon, our sawmills, plywood plants and timberlands can provide nearly all of our chip needs for our linerboard mills. The remaining chip supply is purchased from external sources.

In addition to our domestic brown paper mills, we also operate a small recycled linerboard and corrugating medium mill in Mexico which supplies rollstock to our converting operations in Mexico.

Corrugated Containers and Sheets

Our thirty-six domestic corrugated container and sheet plants manufacture products ranging from colorful store displays to eye-catching preprinted boxes to sturdy wax-coated shipping containers to the plain brown box. Corrugated containers are marketed by our own sales force to a variety of industrial and agricultural customers.

In addition, we operate four converting facilities in Mexico.

Bags

Our four bag plants make paper bags, marketed by our sales force to grocery, department, drug and hardware stores as well as fast food chains in the West, Midwest and South.

BUILDING MATERIALS

Lumber

Our nine sawmills manufacture lumber, which is marketed through independent wholesalers and distributors throughout the United States.

Structural Panels

Plywood panels are manufactured at seven plants and oriented strand board (OSB) is manufactured at one plant. Both products are marketed nationwide through independent wholesalers and distributors.

Composite Panels

Our composite panel plants produce value-added products including color-coated, laminated, fire-rated and moisture-resistant boards. In the U.S., we have five particleboard plants and three medium density fiberboard (MDF) plants. Composite panel products manufactured domestically are sold nationwide through independent wholesalers and distributors.

We manufacture MDF at a facility in Ireland and a facility in France. The company also manufactures particleboard at a facility in France. Nearly all production from our European facilities is sold outside the United States.

Engineered Wood Products

We have two laminated beam plants, three laminated veneer lumber (LVL) plants, and two I-joist plants. These engineered wood products are sold in both the domestic and international markets.

TIMBERLANDS

Our 1,691,000 acres of timberland supply approximately 66% of our long-term sawlog needs. The remainder is purchased through private timber sales and open market purchases. Our timberlands are comprised of 732,000 acres in Louisiana, Arkansas and Texas; 610,000 acres in Oregon; 177,000 acres in Tennessee; and 172,000 acres in the Carolinas.

ENERGY

Our manufacturing facilities are able to generate 61% of our total energy needs by recovering energy from the burning of waste materials and the recycling of spent pulping liquors.

EMPLOYEES

The company employs approximately 15,000 people, of whom 46% are represented by labor unions with collective bargaining agreements. Agreements covering 867 employees expired in 2001 and were renegotiated and ratified. Agreements involving about 595 hourly employees are subject to renewal in 2002.

Approximately 48% of all salaried employees have been with the company for more than twelve years.

ENVIRONMENTAL MATTERS

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters" for a discussion of the effect on the company of laws relating to environmental matters.

Item 2. Properties

MANUFACTURING FACILITIES

The following table sets forth information regarding the company's 106 manufacturing facilities at December 31, 2001. All units of measure for building materials facilities are volume-based, that is to say, length by width by thickness, or basis. "M" refers to one thousand.

           Facility                                       2001 Production
           --------                                       ---------------
Building Materials
Plywood (7 Plants)                                   M Square Feet (3/8" Basis)
    Chester, South Carolina
    Dodson, Louisiana
    Emerson, Arkansas
    Foster, Oregon
    Moncure, North Carolina
    Springfield, Oregon
    Zwolle, Louisiana
Oriented Strand Board (1 Plant)
    Arcadia, Louisiana
          Total Structural Panels                              1,510,000
                                                               =========

Lumber (9 Mills)                                        M Board Feet (1" Basis)
    Chester, South Carolina
    Coburg, Oregon
    Dallas, Oregon
    Dodson, Louisiana
    Lebanon, Oregon (2 Mills)
    Taylor, Louisiana
    Warrenton, Oregon
    Zwolle, Louisiana
          Total Lumber                                           932,000
                                                               =========

Particleboard (6 Plants)                              M Square Feet (3/4" Basis)
    Albany, Oregon
    Bend, Oregon
    Bennettsville, South Carolina(1)
    Lillie, Louisiana
    Linxe, France
    Simsboro, Louisiana
          Total Particleboard                                    790,000
                                                               =========

(1)  Production commenced in the third quarter of 2001.

       Facility                                    2001 Production
       --------                                    ---------------
Medium Density Fiberboard (5 Plants)          M Square Feet (3/4" Basis)
    Bennettsville, South Carolina
    Clonmel, Ireland
    Eugene, Oregon
    Malvern, Arkansas
    Morcenx, France
          Total MDF                                      591,000
                                                       =========
Engineered Wood Products (7 Plants)
Laminated Beams                                      M Board Feet
    Simsboro, Louisiana
    Vaughn, Oregon
          Total Laminated Beams                           81,000
                                                       =========

Laminated Veneer Lumber                            Hundred Cubic Feet
    Albany, Oregon
    Simsboro, Louisiana
    Winston, Oregon
          Total LVL                                       50,000
                                                       =========

I-Joists                                             M Lineal Feet
    Simsboro, Louisiana
    Woodburn, Oregon
          Total I-Joists                                  60,000
                                                       =========

Veneer Plant
    Coburg, Oregon

Brown Paper
Linerboard & Corrugating Medium (5 Mills)                Tons
    Albany, Oregon
    Campti, Louisiana
    Hawesville, Kentucky
    Oxnard, California
    Xalapa, Mexico
       Total Brown Paper                               1,869,000
                                                       =========

Corrugated Container and Sheets (40 Plants)                  M Square Feet
    Aurora, Illinois
    Beaverton, Oregon
    Bedford Park, Illinois
    Bellevue, Washington
    Bellmawr, New Jersey
    Bowling Green, Kentucky
    Cerritos, California
    Compton, California
    Dallas, Texas
    Delaware, Ohio
    Fort Smith, Arkansas
    Fridley, Minnesota
    Golden, Colorado
    Griffin, Georgia
    Huntsville, Alabama
    Indianapolis, Indiana
    Ixtac, Mexico
    Kansas City, Kansas
    Lincoln, Illinois
    Louisville, Kentucky
    Lumberton, North Carolina
    Maryland Heights, Missouri
    Matthews, North Carolina
    Memphis, Tennessee
    Mexico City, Mexico
    Monterey, Mexico
    Moses Lake, Washington
    Newton, North Carolina
    Oklahoma City, Oklahoma(2)
    Phoenix, Arizona
    Plant City, Florida
    Portland, Oregon
    Sacramento, California
    San Leandro, California
    Sanger, California
    Sealy, Texas
    St. Paul, Minnesota
    Tehuacan, Mexico
    Tulsa, Oklahoma
    West Memphis, Arkansas
          Total Corrugated Containers                           26,361,000
                                                                ==========

(2)  Production commenced in December, 2001.

Kraft Bags and Sacks (4 Plants)                            Tons
    Beaverton, Oregon
    Buena Park, California
    Dallas, Texas
    Kansas City, Missouri
          Total Kraft Bags and Sacks                       99,000
                                                        =========

Preprinted Linerboard (2 Plants)                      M Square Ft.
    Tigard, Oregon
    Richwood, Kentucky
          Total Preprinted Linerboard                   1,097,000
                                                        =========

Inks and Specialty Products (2 plants)                    Tons
    Beaverton, Oregon
    Delaware, Ohio
          Total Inks                                        7,200
                                                        =========

White Paper
Fine Paper (4 Mills)                                      Tons
    Hawesville, Kentucky
    Johnsonburg, Pennsylvania
    Kingsport, Tennessee
    Marlboro County, South Carolina
          Total Fine Paper                              1,451,000
                                                        =========

Market Pulp (2 Mills)                                     Tons
    Hawesville, Kentucky
    Port Wentworth, Georgia
          Total Market Pulp                               240,000
                                                        =========

Forms (5 Plants)                                          Tons
    Cerritos, California
    Chicago, Illinois(3)
    Dallas, Texas
    Indianapolis, Indiana
    Langhorne, Pennsylvania
    Rock Hill, South Carolina
          Total Forms                                     282,000
                                                        =========

Cut Sheets and Other Converting (6 Plants)                Tons
    Brownsville, Tennessee
    DuBois, Pennsylvania
    Kingsport, Tennessee
    Owensboro, Kentucky
    Tatum, South Carolina
    Washington Court House, Ohio
          Total Cut Sheets                                881,000
                                                        =========

(3) Closing in the first quarter of 2002.

TIMBERLANDS

See Item 1, "Business--Timberlands" for information with respect to the company's timberlands.

Item 3.  Legal Proceedings

On November 14, 2000, two shareholders of Willamette filed actions against Willamette and its Board of Directors in Multnomah County (Oregon) Circuit Court, entitled Crandon Capital Partners v. Shelk, et al., Multnomah County Case No. 0011-11691, and Ray Ann Brown v. Willamette Industries, Inc., et al., Multnomah County Case No. 0011-11695. The original complaints alleged that Willamette and the Board breached fiduciary duties in responding to and rejecting an offer from Weyerhaeuser. Willamette and the Board moved to dismiss the complaints, and plaintiffs filed a consolidated amended complaint on January 4, 2001. The amended complaint asserted claims for breach of fiduciary duty, abuse of control, waste and unjust enrichment, and sought an injunction preventing the Board from engaging in conduct designed to deter offers from Weyerhaeuser and requiring Willamette to dismantle its rights plan and retention benefits. Plaintiffs sought expedited discovery in support of their request for preliminary injunctive relief and defendants moved to stay discovery. On January 25, 2001, the court entered an order staying discovery until such time as the court determines that plaintiffs have stated a claim for relief. In response to the court's order, plaintiffs stated that they would again amend their complaint.

Plaintiffs filed a second amended complaint on December 18, 2001. In the second amended complaint, plaintiffs assert derivative and class action claims against Willamette and the Board for breach of fiduciary duty, abuse of control, waste, and unjust enrichment stemming from the Board's rejection of Weyerhaeuser's offers. Plaintiffs seek a declaration that the Willamette directors have breached their fiduciary duties, an injunction requiring the directors to negotiate with Weyerhaeuser and prohibiting them from acting to deter offers, an accounting of unlawful corporate expenditures, undisclosed compensatory and punitive damages, and attorney fees. Willamette and the Board have not yet responded to the second amended complaint.

On January 4, 2002, two shareholders of Willamette filed a putative class and derivative action against Willamette, its Chief Executive Officer, and certain members of its Board of Directors in Multnomah County (Oregon) Circuit Court, entitled Wyser-Pratte Management Co., Inc. v. Swindells, Multnomah County Case No. 0211-00085 (the "Wyser-Pratte Complaint"). The Wyser-Pratte Complaint alleges that the Willamette directors breached their fiduciary duties to the Company and its shareholders by, among other things, rejecting Weyerhaeuser's acquisition proposals without engaging in good faith negotiations and without informed consideration of Weyerhaeuser's proposals. Plaintiffs seek (1) an injunction preventing Willamette from consummating a transaction with Georgia-Pacific and from thwarting Weyerhaeuser's tender offer,
(2) monetary damages for alleged injuries suffered as a result of the aforementioned breach of fiduciary duties and (3) an award of costs and attorney fees. The defendants' response to the second amended complaint is due March 4, 2002.

On January 8, 2002, plaintiffs in Wyser-Pratte filed a Motion for Leave to Shorten Time to Take Discovery and a Motion for Preliminary Injunction seeking to preliminarily enjoin (1) the consummation of any business combination between Willamette and Georgia-Pacific, and (2) any agreement to a termination fee with Georgia-Pacific or the taking of any other action that would have the effect of discouraging Weyerhaeuser from pursuing and consummating a business combination with Willamette. On January 10, 2002, Willamette filed a Motion to Consolidate this action with Crandon Capital Partners and Brown. On January 10, 2002, all pending motions were assigned to Judge Janice Wilson, who presides over the Crandon Capital Partners and Brown actions, for consideration.

A hearing on the Motion for Leave to Shorten Time to Take Discovery and Motion to Consolidate took place on January 16, 2002. At the hearing, the Court granted Willamette's Motion to Consolidate. The Court also denied the plaintiffs' Motion for Leave to Shorten Time to Take Discovery. A briefing schedule was arranged for Willamette to move to dismiss the complaint. Willamette filed its motion to dismiss on January 18, 2002. The plaintiffs' response to the motion to dismiss is due March 25, 2002, and a hearing on the motion to dismiss is scheduled for April 17, 2002.

On December 18, 2001, a Willamette shareholder filed a derivative action against Willamette, its Chief Executive Officer, its Board of Directors, and Georgia-Pacific in the United States District Court for the District of Oregon, entitled Van Zwoll v. Swindells, Case No. CV01-1829 AS. Plaintiff claims that the Willamette directors breached their fiduciary duties and entrenched themselves by proceeding with a plan to acquire assets of Georgia-Pacific and by refusing to negotiate with Weyerhaeuser. Plaintiff alleges that Georgia-Pacific aided and abetted the Board's breach of its fiduciary duties. Plaintiff also alleges that the directors violated Section 14(e) of the Exchange Act by failing to disclose the existence of negotiations with Georgia-Pacific in a timely manner. Plaintiff seeks a declaration that defendants have breached their fiduciary duties and have violated Rule 14-9(c) under the Exchange Act, an injunction preventing Willamette from consummating a transaction with Georgia-Pacific and from thwarting Weyerhaeuser's tender offer, and an award of costs and attorney fees.

Plaintiffs moved for a temporary restraining order preventing any transaction with Georgia-Pacific from going forward on January 15, 2002. The motion was withdrawn on January 16, 2002. Georgia-Pacific filed a Motion to Dismiss on January 16, 2002. Plaintiff submitted to the Court a stipulation of dismissal of Georgia-Pacific from this action on January 25, 2002. Willamette filed a motion to dismiss the complaint on January 28, 2002. The plaintiffs' response to the motion to dismiss is due on March 8, 2002, and a hearing on the motion to dismiss is scheduled for March 25, 2002.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters" for a discussion of the effect on the company of laws relating to environmental matters and pending proceedings brought thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock presently trades on the New York Stock Exchange
(NYSE) under the symbol WLL. At February 26, 2002, there were 1,114 record holders of the company's common stock. The following table shows quarterly dividends per share and the range of closing prices for 2001 and 2000. As of February 14, 2002, Weyerhaeuser purchased approximately 97% of the company's outstanding stock and expects to complete a merger of the company with another Weyerhaeuser subsidiary in mid-March. Following the merger, Weyerhaeuser will own 100% of the company's outstanding stock of the surviving corporation, and holders of the company's stock other than Weyerhaeuser or its subsidiaries will have the right to receive $55.50 in cash for each share of company common stock outstanding immediately prior to the merger. The company expects that it will pay no further cash dividends to unaffiliated shareholders.

                         2001                         2000
              --------------------------  --------------------------
                               Closing                     Closing
              Dividends         Price      Dividends        Price
                Paid          High-Low       Paid          High-Low
              ---------   --------------  ----------   --------------
1st Quarter    $0.23      $48.14 - 44.80     $0.21     $48.25 - 33.19
2nd Quarter     0.23       50.65 - 45.45      0.21      41.69 - 27.25
3rd Quarter     0.23       50.47 - 40.75      0.21      33.69 - 26.13
4th Quarter     0.23       52.25 - 44.00      0.21      50.06 - 26.13

Item 6.  Selected Financial Data

The following table shows selected financial data for the company for the periods indicated:

Financial Results
(dollar amounts, except per share amounts, in thousands)

                                                            2001            2000            1999           1998          1997
                                                        -----------      ----------      ----------      ---------     ---------
Net Sales ..........................................    $ 4,453,942       4,651,761       4,272,957      3,880,249     3,669,088
                                                        ===========      ==========      ==========      =========     =========
Costs and Expenses
      Depreciation, amortization and cost
          of fee timber harvested ..................    $   332,178         314,999         303,719        371,141       338,949
      Materials, labor and other
          operating expenses .......................      3,381,656       3,414,686       3,165,275      3,006,572     2,870,549
                                                        -----------      ----------      ----------      ---------     ---------
          Gross profit .............................        740,108         922,076         803,963        502,536       459,590
      Selling and administrative expenses ..........        274,372         268,819         253,694        239,792       233,425
      Non-recurring and other
          income (expense) - net ...................        (25,245)        (19,737)        (11,710)         2,029         2,088
                                                        -----------      ----------      ----------      ---------     ---------
          Operating earnings .......................        440,491         633,520         538,559        264,773       228,253
      Interest expense .............................         95,087         119,133         125,284        131,990       116,990
                                                        -----------      ----------      ----------      ---------     ---------
          Earnings before provision for
            income taxes ...........................        345,404         514,387         413,275        132,783       111,263
      Provision for income taxes ...................         96,600         169,500         152,800         43,800        38,300
                                                        -----------      ----------      ----------      ---------     ---------
          Net earnings .............................        248,804         344,887         260,475         88,983        72,963
      Cash dividends paid ..........................        100,974          92,443          77,984         71,227        71,005
                                                        -----------      ----------      ----------      ---------     ---------
      Earnings retained in the business ............        147,830         252,444         182,491         17,756         1,958
      Earnings before interest, taxes,
          depreciation & amortization (EBITDA) .....        772,669         948,519         842,278        635,914       567,202
      Capital expenditures .........................        593,742         398,888         290,246        441,839       527,908
                                                        ===========      ==========      ==========      =========     =========
Financial Condition
      Working capital ..............................    $   352,674         396,094         457,471        366,846       308,093
      Long-term debt (non-current portion) .........      1,530,881       1,542,926       1,628,843      1,821,083     1,916,001
      Total debt ...................................      1,649,964       1,670,425       1,645,716      1,870,602     1,997,898
      Stockholders' equity .........................      2,549,485       2,381,043       2,203,712      2,002,431     1,994,480
      Total assets .................................      5,325,149       5,129,107       4,797,861      4,697,668     4,811,055
      Debt-to-capital ratio ........................           39.3%           41.2%           42.8%          48.3%         50.0%
                                                        ===========      ==========      ==========      =========     =========
Common Stock
      Shares outstanding (in thousands)(1) .........        110,009         109,417         111,587        110,981       111,350
                                                        ===========      ==========      ==========      =========     =========
Per Share:(1)
      Net earnings-diluted .........................    $      2.26            3.12            2.33           0.80          0.65
      Cash dividends paid ..........................           0.92            0.84            0.70           0.64          0.64
      Stockholders' equity .........................          23.18           21.76           19.75          18.04         17.91
      Year-end stock price .........................          52.12           46.94           46.44          33.50         32.19
                                                        ===========      ==========      ==========      =========     =========
Financial Returns:
      Return on equity(2) ..........................           10.4%           15.7%           13.0%           4.5%          3.7%
      EBITDA return on average total assets ........           14.8%           19.1%           17.7%          13.4%         11.9%
      Return on average total assets ...............            4.8%            6.9%            5.5%           1.9%          1.5%
      Return on net sales ..........................            5.6%            7.4%            6.1%           2.3%          2.0%
                                                        ===========      ==========      ==========      =========     =========
Employment
      Number of employees ..........................         14,900          14,975          14,250         14,000        13,800
      Wages, salaries and cost of
          employee benefits ........................    $   814,966         807,183         781,392        734,068       717,693
                                                        ===========      ==========      ==========      =========     =========

----------

(1) All share amounts and per share amounts have been adjusted for stock splits.

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

                       RESULTS OF OPERATIONS 2001 VS. 2000

Fiscal year 2001 reflected particularly weak economic trends and the events of September 11, 2001 only compounded further the effects of a fragile economy. Willamette was not immune to this downturn as consolidated net sales declined $197.8 million, or 4.3%, and operating earnings declined $193.0 million, or 30.5%, in 2001 compared to 2000. However, despite these difficult times and the significant distraction of the unsolicited tender offer initiated by Weyerhaeuser during the fourth quarter of 2000, we continued to focus on the management of our business.

WHITE PAPER operating earnings declined $84.8 million, or 40.9%, in 2001 compared to 2000, and net sales declined $30.1 million, or 2.1%. The decline in white paper earnings was primarily driven by the weak economy, which put pricing pressure on all product lines. Market pulp pricing was hit hardest due to worldwide demand imbalances. Changes in unit shipments and net selling prices by product were as follows:

                                 Average Net             Unit
                                Selling Price          Shipments
                                -------------          ---------
Forms                                 0.5%                (6.8)%
Cut sheets                           (2.0)%               10.7%
Fine paper                           (1.3)%              (13.0)%
Hardwood market pulp                (36.6)%               32.9%

Highlights and events significantly impacting the white paper segment in 2001 include:

- Full year operation of our bleached pulp mill in Port Wentworth, Georgia. This acquisition allowed the company to reduce outside pulp purchases by 78% in 2001.

- Pricing remained stable for business forms, while volumes continued to decline year over year in this shrinking market.

- Our cut sheet business realized double digit unit shipment increases despite overall industry declines from 2000, due to our strategy of developing new sales ahead of the completion of the Kingsport paper machine modernization scheduled for completion in the fall of 2002.

- Higher energy and chemical costs reduced earnings for 2001 13.5% compared to 2000.

The effect of all these changes contributed to the decline in white paper gross profit margins to 12.5% in 2001 from 18.1% in 2000.

BROWN PAPER operating earnings declined $38.2 million, or 10.7%, driven by a decline in net sales of $36.4 million, or 2.1%, in 2001 compared to 2000. While brown paper results were lower than in 2000, the segment still generated 72.0% of the company's operating earnings. Net selling prices and unit shipments changed in 2001 compared to 2000 as follows:

                                              Average Net             Unit
                                             Selling Price          Shipments
                                             -------------          ---------
Corrugated containers                            (1.0)%               (1.6)%
Grocery bags                                      0.1%                (5.1)%

Notable trends and events impacting the brown paper segment in 2001 were as follows:

- International corrugated container volumes increased 36.3% from 2000 due to the impact of a full year of production from Mexican operations acquired in May 2000.

- Domestic corrugated container volumes decreased 3.2% due to weakening industry-wide conditions in 2001.

-    OCC costs decreased 34.1% from 2000.

- Manufacturing costs increased in 2001 over 2000, primarily due to energy costs. Energy costs were high throughout the first half of 2001, but began to stabilize late in the third quarter and ended the year on a downward trend.

- Operation of our cogeneration facilities reduced our exposure to market spikes in energy prices.

- For the year 2001, the brown paper segment's gross profit margin decreased to 24.6% from 26.1% in 2000.

BUILDING MATERIALS operating earnings declined $47.4 million, or 37.4%, in 2001 when compared to 2000. Net sales declined $131.3 million, or 9.1%, over the same period. The building materials segment experienced extremely difficult markets in 2001 and was the most influenced by the events of September 11, 2001. Our results of operations reflected the following changes in net selling prices and unit shipments:

                                            Average Net              Unit
                                           Selling Price           Shipments
                                           -------------           ---------
Oriented strand board                         (22.0)%                 11.6%
Plywood                                        (2.4)%                (17.5)%
Lumber                                         (7.9)%                  8.1%
Domestic particleboard                        (11.5)%                 (2.4)%
Domestic MDF                                    1.3%                   3.0%
International MDF                              (6.5)%                  1.7%
International Particleboard                    (4.8)%                 24.4%

The building materials segment was affected in 2001 by the following factors:

- Plywood volumes decreased due, in part, to closures of two facilities during 2000.

- Pricing pressures affected most product lines in 2001, reflecting the struggling economy.

- Energy costs were higher in 2001, although these costs began to stabilize late in the year.

-    Log costs declined 9.4% during the year.

As a result of these factors, building materials gross profit margins decreased to 10.6% in 2001 from 13.8% in 2000.

SELLING AND ADMINISTRATIVE EXPENSES increased $5.6 million, or 2.1%. Selling and administrative expense as a percentage of sales increased to 6.2% from 5.8% in 2000, mainly due to declining sales.

NONRECURRING AND OTHER INCOME/EXPENSE -- NET for the year 2001 includes the following:

-    Pretax charge for unsolicited takeover defense costs of $24.3 million.

- Pretax charge of $2.0 million for the costs of the partial closure of our Bend, Oregon, particleboard facility.

- Pretax charge of $2.9 million related to equipment abandonments due to the modernization of our Dodson, Louisiana, sawmill.

-    $5.3 million pretax gain on the sale of non-strategic timberlands.

INTEREST EXPENSE decreased $24.0 million, or 20.2%, as a result of a decrease in our weighted-average debt outstanding of $9.1 million and a decline in the weighted average interest rate from 7.46% in 2000 to 6.65% in 2001. In addition, capitalized interest increased to $15.0 million in 2001 from $5.2 million in 2000.

PROVISION FOR INCOME TAXES reflects an annual tax rate decline from 33.0% in 2000 to 28.0% in 2001 primarily due to energy tax credits earned by the company and a reduction in earnings. In the fourth quarter of 2001, the company reduced the estimated annual tax rate from 29.0% to 28.0%, resulting in a $0.03 per share improvement in earnings for the fourth quarter.

                       RESULTS OF OPERATIONS 2000 VS. 1999

Consolidated net sales increased 8.9% and operating earnings increased 17.6% in 2000 compared to 1999. These positive results were attributable to improved net sales and operating results in our white and brown paper segments, which outpaced weak pricing in our building materials segment.

WHITE PAPER operating earnings increased 74.6% in 2000 compared to 1999, reflecting the improvement in sales as follows:

                                             Average Net           Unit
                                            Selling Price        Shipments
                                            -------------        ---------
Forms                                           10.9%              (1.4)%
Cut sheets                                      11.7%              12.5%
Fine paper                                      13.3%               1.5%
Bleached market pulp                            29.6%              46.8%

Year 2000 highlights for the white paper segment included:

     - Commencement of a fine paper and pulp mill modernization project at Kingsport, Tennessee.

     - Acquisition and start-up of a bleached pulp mill in Port Wentworth, Georgia.

     - Operation of our Washington Court House, Ohio, cut sheet facility for its first full year.

     - Permanent shutdown of the #2 specialty fine paper machine at Johnsonburg, Pennsylvania.

     - Increased gross profit margin to 18.1% for the year, up from 14.0% in 1999, despite increases in chip and energy costs.

     - Strength in pulp pricing through most of 2000, despite softening beginning late in the third quarter of 2000 and continuing into the first quarter of 2001.

     - Improved selling price trends from the third to the fourth quarter of 2000, resulting in selling price improvements in all converted paper product lines.

BROWN PAPER operating earnings for 2000 increased 57.6% over 1999 on increased sales of 15.9%. The sales results of our brown paper operations were as follows:

                                           Average Net            Unit
                                          Selling Price        Shipments
                                          -------------        ---------
Corrugated containers                         13.1%               4.3%
Grocery bags                                   6.8%              (4.7)%

Notable trends and events affecting our brown paper segment in 2000 included:

     - Acquisition of two converting operations and a small paper mill in Mexico.

     -   Start-up of our Phoenix corrugated facility.

     - Increased old corrugated container (OCC) costs of 12.6% for the year as a result of high costs for the first five months of the year. However, a downward trend in OCC costs began in June 2000, favorably impacting the brown paper operating results in the second half of 2000.

Our cogeneration capabilities allowed us to decrease the impact of rising energy costs during 2000.

BUILDING MATERIALS operating earnings decreased 45.9% in 2000 compared to record levels set in 1999, reflecting the erosion in prices for lumber, structural panels and international composite panel products, which began early in the second quarter of 2000. Net sales in 2000 declined 7.5% from the prior year as average sales prices and unit shipments changed as follows:

                                           Average Net         Unit
                                          Selling Price      Shipments
                                          -------------      ---------
Oriented strand board                         (14.4)%          (7.8)%
Plywood                                       (16.0)%          (9.3)%
Lumber                                        (14.4)%           5.2%
Domestic particleboard                          2.7%            1.6%
Domestic MDF                                    4.2%            0.0%
International MDF                             (12.8)%           1.7%

Items of significance impacting our building materials segment in 2000 included:

     - Independent certification of our timberlands in Tennessee, North and South Carolina, Louisiana, Arkansas and Texas in compliance with the American Forest and Paper Association's Sustainable Forestry Initiativesm Program.

     - The substantial decline in selling prices beginning in the second quarter of 2000 and continuing into 2001 due to rising interest rates, slowing housing starts, excess industry capacity, and an import/export trade imbalance as a result of the strong dollar.

     - The first full year of operation of our particleboard plant in France, which was acquired in June 1999, and the expansion of the particleboard line at that facility, completed in December 2000.

     - The start-up of a new small log sawmill in Chester, South Carolina, to utilize residual fiber from our adjacent plywood mill.

     - The closure of our Dallas, Oregon, plywood plant in June 2000 and the closure of our Ruston, Louisiana, plywood plant in December 2000.

     - An overall rise in energy costs affecting many building materials facilities.

     - A decrease in log costs of 2.6% year-over-year and 15.2% from the fourth quarter of 1999 to the fourth quarter of 2000 as a result of lower purchased log costs and increased fee timber cut.

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

NON-RECURRING AND OTHER INCOME (EXPENSE) - NET for the year 2000 reflects the following:

     - A second quarter pretax charge totaling $5.1 million for the closure of the Dallas, Oregon, plywood plant and the final settlement costs for Clean Air Act allegations involving the company's building materials operations.

     - A fourth quarter pretax charge of $4.0 million for the closure of the Ruston, Louisiana, plywood plant.

     - A fourth quarter pretax charge of $8.0 million for unsolicited tender offer defense costs.

INTEREST EXPENSE decreased $6.2 million, or 4.9%, in 2000 to $119.1 million. The reduction is a result of the offsetting impact of a $127.9 million decrease in weighted average debt outstanding and an increase in the weighted average interest rate from 7.16% in 1999 to 7.46% in 2000. In addition, capitalized interest for 2000 increased to $5.2 million from $4.0 million in 1999.

PROVISION FOR INCOME TAXES reflects an annual tax rate decline from 37.0% in 1999 to 33.0% in 2000, mostly due to energy tax credits earned by the company. In the fourth quarter of 2000, we reduced our estimated annual tax rate from 34.5% to 33.0%. The change in the tax rate resulted in a $.05 per share improvement in earnings for the fourth quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

Willamette generates funds internally via net earnings adjusted for non-cash charges against earnings such as depreciation, amortization, cost of fee timber harvested and deferred income taxes. Funds generated externally have usually been through debt financing.

Key financial measures for the company for the year ended December 31, 2001, as compared to 2000, are as follows:

                                              2001                2000
                                         --------------       --------------
Cash flows fromoperating activities      $687.7 million       $690.5 million
Return on equity                               10.4%               15.7%
Return on average total assets                  4.8%                7.0%
Total debt-to-capital ratio                    39.3%               41.2%

Cash flows from operations remained stable year over year even as net earnings declined 27.9%. Internally generated cash funded substantially all of the company's capital expenditures and dividends of $101.0 million in 2001.

Net working capital declined to $352.7 million from $396.1 million, primarily as a result of a decrease in accounts receivable.

As of December 31, 2001, the company has two committed revolving loans with a group of banks that provide for borrowings up to a total of $450 million. In addition, at December 31, 2001, the company has available various uncommitted lines totaling $495 million. Outstanding borrowings under these uncommitted lines totaled $385 million including $110 million, which is classified as short-term borrowing.

The company has classified $100 million of notes due in 2002 as long-term due to the company's ability and intent to refinance this debt before maturity.

The company is generally able to meet its liquidity requirements through internally generated funds. As a result of the change in control of the company, effective February 11, 2002, any additional short-term liquidity needs are provided by Weyerhaeuser Company.

                              CAPITAL EXPENDITURES

The company has historically made capital expenditures at its manufacturing facilities to improve fiber utilization, labor efficiency, and energy self-sufficiency and to expand production capability when market conditions warranted. During the year 2001, the company incurred a total of $574.9 million in capital expenditures for property, plant and equipment. Major capital projects completed in 2001 included:

     -   Construction of a particleboard plant in Bennettsville, South Carolina.

     - Construction and installation of a steam turbine generator at Hawesville, Kentucky.

     - Expansion and relocation of both the Elk Grove, Illinois, corrugated container facility and the Tigard, Oregon, preprint facility.

     - Modification of the Dodson, Louisiana, sawmill to allow utilization of small logs.

Major capital projects underway at the end of 2001 included:

     - Modernization of the Kingsport, Tennessee, fine paper and pulp facility.

     - Upgrade of our Port Wentworth, Georgia, bleached pulp mill to lower cost production of softwood pulp.

     - Modernization of our MDF plant in Clonmel, Ireland with the installation of a new continuous press.

     - Modernization of the Surepine, Louisiana, particleboard plant with the installation of a new continuous press.

     - Modernization of the Albany, Oregon, pulp mill, including the installation of a continuous digester.

Our largest capital project underway is the Kingsport, Tennessee, facility modernization. We expect the paper machine portion of the project to be completed in the fall of 2002. We expect the pulp mill to be operational in the latter part of the third quarter of 2003.

The cost of all major projects in progress at December 31, 2001 is estimated to be approximately $819.6 million, of which $401.1 million has already been spent. We expect to spend approximately $317.2 million on significant approved projects in 2002, and approximately $89.8 million in 2003. These projects will be funded with internally generated cash flows and, if necessary, external borrowings.

                                    DIVIDENDS

In 2001, the board declared a cash dividend of $.23 per share for each quarter, representing a 9.5% increase from the quarterly dividend paid in 2000. As of February 14, 2002, Weyerhaeuser had purchased approximately 97% of the company's outstanding stock and expects to complete a merger of the company with another Weyerhaeuser subsidiary in mid-March. The company expects that it will pay no further cash dividends to unaffiliated shareholders.

                                  OTHER MATTERS

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

Whenever possible, the company chooses to comply with the cluster rules in conjunction with capital upgrades, including plant modifications and modernizations. We expect to spend approximately $92.0 million to achieve compliance with the cluster rules. Of this amount, $53.0 million has already been spent, including $5.0 million in 2001.

The company's operations are faced with increasingly stringent environmental regulations. In 1997, the company received a series of requests for information from the EPA under Section 114 of the Clean Air Act (CAA) with respect to the company's building materials operations. The requests focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) Program under the CAA. On May 7, 1998, the EPA issued a Notice of Violation (NOV) alleging violations of the CAA and related state regulations, and on December 11, 1998, issued a second NOV supplementing and clarifying the first NOV. The company signed a consent decree in June 2000 providing for implementation of a compliance program, installation of pollution control technology at several facilities at an estimated cost of $28.0 million, implementation of supplemental environmental projects at a cost of $8.0 million, and payment of a civil penalty of $11.0 million, plus interest. As of December 31, 2000, approximately $20.5 million had been paid for installation of the required pollution control technology, penalties and interest. In January 2001, the company paid $4.0 million to certain states for supplemental environmental projects. During 2001, the company spent $14.5 million to install required pollution control technology.

In November 1998, the company received an information request from the EPA under
Section 114 of the Clean Air Act (CAA) for information related to the company's Johnsonburg, Pa., pulp and paper mill. This request focused on compliance with regulations under the Prevention of Significant Deterioration (PSD) program under the CAA. Subsequently, on April 19, 1999, the company received an Notice Of Violation (NOV) relating to the mill. The NOV alleges violations of the PSD permit program under the CAA relating to two plant modifications. In December 1999, the company received a demand letter from the EPA to correct the alleged violations contained in this NOV. Management has met with federal and state officials to resolve the matters alleged in the NOV; however, there were no significant developments in the matter during 2001.

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

In March 2000, the company received requests for information from the EPA under
Section 114 of the CAA related to the Bennettsville, S. C., and Kingsport, Tenn., fine paper mills. The company responded to the requests in June 2000 and has requested a meeting with the EPA to discuss the responses. The EPA issued supplemental requests for the Bennettsville mill in November 2000, the Kingsport mill in December 2000, and the Hawesville mills in January 2001. The company submitted responses to these supplemental requests during the first four months of 2001. The company met with the EPA in December 2001 to discuss the responses. Future meetings are expected during 2002.

The company believes that the outcome of the foregoing proceedings and other proceedings to which the company is a party will not have a material adverse effect on the company's financial position.

Based upon either enacted or proposed regulations, the company estimates that, over the next five years, additional capital expenditures to comply with environmental regulations will not exceed $100.0 million. Although future environmental capital expenditures cannot be predicted with any certainty because of continuing changes in laws, the company believes that compliance with such environmental regulations will not have a material adverse effect upon the company's financial position.

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

                          CRITICAL ACCOUNTING POLICIES

Management considers its accounting policies for environmental accruals and income taxes critical to the portrayal of the company's financial condition and results of operations. These financial statement items require significant judgment on the part of management. The uncertainty and estimates required in each of these areas can affect operating earnings, as a result of charges for environmental losses, and the provision for income taxes. The final outcome of these uncertainties could be different from current estimations or have a material impact on the results of operations of future periods.

                           FORWARD-LOOKING STATEMENTS

Forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, the effect of general economic conditions; the level of new housing starts and remodeling activity; the availability and terms of financing for construction; competitive factors, including pricing pressures; the cost and availability of wood fiber; the effect of natural disasters on the company's timberlands; construction delays; risk of non-performance by third parties; the impact of environmental regulations, including the costs associated with complying with such regulations; and the integration of the company's operations with those of Weyerhaeuser following Weyerhaeuser's acquisition of control of the company in February 2002. In view of these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We believe we do not have any material exposure to market risk sensitive instruments, positions, or transactions.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data filed as part of this report immediately precede the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

Under the definitive merger agreement between the company and Weyerhaeuser, Weyerhaeuser became entitled to designate a number of directors of the company representing a percentage of the company's board of directors approximately equal to the percentage of shares purchased by Weyerhaeuser and its affiliates in the tender offer. Accordingly, on February 11, 2002, Robert A. Dowdy, Richard
E. Hanson, Steven R. Rogel, and William C. Stivers became directors of the company. The merger agreement also provides that the company's board of directors will include at least three independent directors until the effectiveness of the merger. Accordingly, Gerard K. Drummond, Stuart J. Shelk, Jr., and Michael G. Thorne will continue to serve as directors of the company until the merger.

Information regarding Willamette's current directors appears below.

Robert A. Dowdy, age 60, has been a director and Vice President and General Counsel of the company since February 2002. Mr. Dowdy has also been Vice President and General Counsel of Weyerhaeuser since 1997 and was Deputy General Counsel from 1991 to 1997. He joined Weyerhaeuser in 1972. He is a member of the Association of General Counsel; the American Forest and Paper Association, General Counsel's Committee; the Advisory Counsel of the Kitsap County Foundation; and the board of the Law Fund.

Gerard K. Drummond, age 64, has been a director of the company since 1991. From July 1993 to June 1998, Mr. Drummond was of counsel to the law firm of Stoel Rives LLP. Previously, he was Chairman of the Board of NERCO, Inc., a natural resources company, its Chief Executive Officer (except during the period February 1992 to November 1992), and Executive Vice President of PacifiCorp, a public utility company.

Richard E. Hanson, age 58, has been a director and Executive Vice President and Chief Operating Officer of the company since February 2002. He has been Senior Vice President, Timberlands, of Weyerhaeuser since 1999 and was its Vice President, Western Timberlands from 1996 to 1998. He joined Weyerhaeuser in 1970 and has held numerous management positions in the timberlands, wood products and paper businesses. Mr. Hanson is a member of the advisory committee of the Oregon State University Forest Research Laboratory and is a board member of Mountains to Sound Greenway. He is also a member of the board of trustees for the Oregon Zoo.

Steven R. Rogel, age 59, has been a director of the company since February 2002. He has been a director of Weyerhaeuser since 1997 and chairman of the board since 1999. Mr. Rogel has been Weyerhaeuser's President and Chief Executive Officer since 1997. Prior to joining Weyerhaeuser, he served as the President and Chief Executive Officer of the company from 1995 to 1997 and as President and Chief Operating Officer of the company from 1991 to 1995. He is a director of the Kroger Company, Union Pacific Corporation and serves on the National Executive Board of the Boy Scouts of America. He is also Chairman of the American Forest & Paper Association and the National Council of the Paper Industry for Air Stream Improvement, Inc. and is a trustee of Pacific University.

Stuart J. Shelk, Jr., age 57, has been a director of the company since 1983. Mr. Shelk is Managing Director of Ochoco Management, Inc., which is the managing general partner of Ochoco Lumber Company, a lumber manufacturer. Mr. Shelk has been responsible for managing Ochoco Lumber Company for more than five years. Mr. Shelk is also a director of Prineville Bancorp.

William C. Stivers, age 63, has been a director and Executive Vice President of the company since February 2002. He has been Executive Vice President and Chief Financial Officer of Weyerhaeuser since 1998 and was Senior Vice President and Chief Financial Officer from 1990 to 1998. He joined Weyerhaeuser in 1970 and has held numerous management positions in finance with both Weyerhaeuser and its subsidiaries. Mr. Stivers is also a director of the Factory Mutual Insurance Co.

Michael G. Thorne, age 61, has been a director of the company since February 2000. Mr. Thorne became Executive Director of Washington State Ferries, a ferry system operated by the State of Washington, in January 2002. From 1991 to May 2001, he was Executive Director of the Port of Portland. Mr. Thorne is also a director of StanCorp Financial Group, Inc.

EXECUTIVE OFFICERS

The executive officers of the company are elected annually by the board of directors. Upon the acquisition of control of the company by Weyerhaeuser on February 11, 2002, Richard E. Hanson, C. Graham Kennedy, and William C. Stivers were appointed officers of the company. At February 22, 2002, the executive officers of the company, their ages at December 31, 2001, and their positions with the company were as follows:

Name                               Age               Position
----                               ---               --------
Duane C. McDougall                  49      President and Chief
                                            Executive Officer

Marvin D. Cooper                    58      Executive Vice President -
                                            Pulp and paper mills

Richard E. Hanson                   58      Executive Vice President
                                            and Chief Operating Officer

Greg W. Hawley                      41      Executive Vice President

C. Graham Kennedy                   52      Chief Financial Officer

William P. Kinnune                  62      Executive Vice President-
                                            Corrugated containers and bags

J. Eddie McMillan                   56      Executive Vice President -
                                            Building materials group

Michael R. Onustock                 62      Executive Vice President-
                                            Pulp and fine paper marketing

William C. Stivers                  63      Executive Vice President

Each executive officer, excluding Messers. Hanson, Kennedy and Stivers, has been employed by the company in his present or other senior management capacity for more than five years. Mr. Hawley was also chief financial officer of the company from 1999 until February 2002. Please see "Directors" above for additional information about Messrs. Hanson and Stivers.

C. GRAHAM KENNEDY has been Chief Financial Officer since February 20, 2002 and was Vice President from February 11, 2002 to February 20, 2002. He joined Weyerhaeuser Company as its vice president, finance for Canada in 1999. Prior to that time, he was vice president tax and controller for MacMillan Bloedel from 1998 until its acquisition by Weyerhaeuser in 1999, was vice president tax and risk management of MacMillan Bloedel from 1997 to 1998 and its vice president, taxation from 1995 to 1997. He joined MacMillan Bloedel in 1979.

There are no family relationships among the directors and executive officers of the company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16 of the Securities Exchange Act of 1934, holders of more than 10 percent of the common stock and directors and certain officers of the company are required to file reports ("Section 16 Statements") of beneficial ownership of common stock and changes in such ownership with the Securities and Exchange Commission and the New York Stock Exchange. The company is required to identify in its proxy statements those persons who to the company's knowledge were required to file Section 16 Statements and did not do so on a timely basis. Based solely on a review of copies of Section 16 Statements furnished to the company during and with respect to its most recent fiscal year and on written representations from reporting persons, the company believes that each person who at any time during the most recent fiscal year was a reporting person filed all required Section 16 Statements on a timely basis, except that William Swindells, a former director, filed one report relating to one transaction after its due date.

Item 11.  Executive Compensation

                             EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the company's chief executive officer and each of the company's four other most highly compensated executive officers (the "named executive officers") for each of the years in the three-year period ended December 31, 2001.


                                                                  Long-Term
                                                              Compensation Awards
                                                     -------------------------------------
                                                                           Number of
                                                        Annual             Securities
                                                     Compensation       Underlying Options       All Other
Name and Principal Position(1)     Year                 Salary                (#)             Compensation (2)
------------------------------     ----              ------------       ------------------    ----------------
Duane C. McDougall                 2001               $1,266,667            170,010               $26,648
President and Chief Executive      2000                1,033,333             80,030                25,807
Officer                            1999                  866,667             50,800                26,936
--------------------------------------------------------------------------------------------------------------
William P. Kinnune                 2001                  564,000             45,530                30,129
Executive Vice President           2000                  528,000             32,010                30,390
                                   1999                  498,333             20,620                32,401
--------------------------------------------------------------------------------------------------------------
Michael R. Onustock                2001                  564,000             45,530                24,389
Executive Vice President           2000                  528,000             32,010                23,493
                                   1999                  497,667             20,530                24,607
--------------------------------------------------------------------------------------------------------------
Marvin D. Cooper                   2001                  520,000             40,470                22,971
Executive Vice President           2000                  453,333             25,410                21,729
                                   1999                  383,333             14,820                20,728
--------------------------------------------------------------------------------------------------------------
J.E. McMillan                      2001                  510,000             37,940                22,229
Executive Vice                     2000                  416,667             22,230                20,891
President                          1999                  333,333             12,700                21,751
--------------------------------------------------------------------------------------------------------------

(1)  Includes principal capacities in which each officer served during 2001.

(2) The amounts shown for 2001 represent (i) company contributions to its Stock Purchase Plan ("401(k) Plan"), a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), for the benefit of each of the named executive officers and to its 1993 Deferred Compensation Plan for the benefit of such officers to the extent contributions would have been made to the 401(k) Plan had compensation subject to such plan included deferred compensation and had the Internal Revenue Code limits not been applicable and (ii) the imputed value to the named executives of a portion of the premiums paid for life insurance policies under which they are entitled to receive an interest in the cash surrender value. The amounts attributable to (i) 401(k) Plan and 1993 Deferred Compensation Plan contributions and (ii) the imputed value of premiums, respectively, for each of the named executives for 2001 are as follows: Mr. McDougall, $17,500, $9,148; Mr. Kinnune, $17,500, $12,629; Mr.
     Onustock, $17,500, $6,889; Mr. Cooper, $17,500, $5,471; and Mr. McMillan,
     $17,500, $4,729.

Option Grants in Last Fiscal Year

The following table provides information as to options to purchase Common Stock granted to the named executive officers during 2001 pursuant to the company's 1995 Plan. No stock appreciation rights ("SARs") were granted to any named executive officers during 2001.

                                                Individual Grants (1)
--------------------------------------------------------------------------------------------------------------------
                                                                                       Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock
                         Number of       Percent of                                    Price Appreciation for Option
                         Securities     Total Options                                             Term (4)
                         Underlying      Granted to                                    -----------------------------
                      Options Granted   Employees in    Exercise Price   Expiration
       Name                 (2)         Fiscal Year      Per Share(3)       Date
       ----           ---------------   ------------    --------------   ----------
                                                                                            5%             10%
                                                                                        ----------     -----------
Duane C. McDougall        170,010         15.55%           $47.16          3/7/11       $5,042,271     $12,778,104
William P. Kinnune         45,530          4.17%            47.16          3/7/11        1,350,359       3,422,076
Michael R. Onustock        45,530          4.17%            47.16          3/7/11        1,350,359       3,422,076
Marvin D. Cooper           40,470          3.70%            47.16          3/7/11        1,200,286       3,041,761
J.E. McMillan              37,940          3.47%            47.16          3/7/11        1,125,250       2,851,604

--------
(1) On January 28, 2002, pursuant to the recommendation of the Compensation Committee and consistent with industry practices and in the ordinary course of business, the board determined to grant to eligible employees options to acquire shares of Common Stock and granted executive officers of Willamette options to acquire an aggregate of 422,880 shares of Common Stock. These options are not reflected in the table above because they were granted subsequent to the company's 2001 fiscal year end.

(2) Options were granted for the numbers of shares indicated at an exercise price equal to the fair market value of the Common Stock on the date of grant. The options, which have terms of ten years and two days, become exercisable as follows: 33 1/3 percent after one year, an additional 33 1/3 percent after two years, and the remainder after three years; provided, that the options will become exercisable in full upon the officer's death, disability or retirement. See "Termination of Employment and Change in Control Arrangements and Related Matters."

(3) Subject to certain conditions, the exercise price and tax withholding obligations related to exercise may be paid by delivery of previously acquired shares of Common Stock.

(4) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the Common Stock compounded annually over the full term of the options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

Information regarding exercises of stock options by the named executive officers during 2001 and unexercised options held by them as of December 31, 2001, is summarized in the table set forth below. The named executives did not exercise any SARs during 2001 and did not hold any in-the-money SARs at year-end.

                                                           Number of Shares Underlying            Value of Unexercised
                                                             Unexercised Options at              In-the-Money Options at
                                                               December 31, 2001                  December 31, 2001(2)
                                                           -----------------------------      ----------------------------
                              Number of
                               Shares        Value
                             Acquired on    Realized
Name                           Exercise       (1)          Exercisable     Unexercisable      Exercisable    Unexercisable
----                         -----------    --------       -----------     -------------      -----------    -------------
Duane C. McDougall                0             $0           180,657          183,633         $2,106,472      $1,451,394
William P. Kinnune                0             $0           127,291           58,569          2,096,425         506,707
Michael R. Onustock            16,000        $367,022        113,891           58,539          1,810,850         506,561
Marvin D. Cooper                5,720        $165,094         96,098           48,862          1,742,330         414,028
J.E. McMillan                     0             $0           127,291           44,348            871,604         370,165

(1) Represents the difference between the fair market value of the shares of Common Stock received on exercise of stock options at the date of exercise and the option exercise price.

(2) Calculated based on the difference between the closing sale price of the Common Stock, $52.12, reported on the New York Stock Exchange on December 31, 2001, and the aggregate exercise price of the unexercised options. All options reflected in the table were granted at an exercise price equal to the fair market value of a share of Common Stock on the date of grant.

Pension Plan

The retirement plan ("Retirement Plan") that the company maintains for its salaried employees (including officers) provides for payment of retirement benefits generally based upon an employee's years of service with the company and compensation level. Funding of the Retirement Plan is actuarially determined. The company also maintains a supplemental retirement plan ("Supplemental Plan") under which salaried employees (including officers) receive retirement benefits substantially equal to those the Retirement Plan would have provided but for certain limitations required by the Internal Revenue Code. On January 28, 2002, the company's board of directors approved an amendment to the Supplemental Plan to enable four employees without 15 years of vesting credits to begin drawing benefits at age 55 at a reduced rate.

The following table shows the aggregate estimated annual benefits payable under the Retirement Plan and the Supplemental Plan upon retirement (assuming normal retirement at age 65) for unmarried employees at specified compensation levels (based upon the highest average of five consecutive years) with various years of service (assuming continuous full-time employment with the company from date of hire to date of retirement):

                                                  Years of Service
-----------------------------------------------------------------------------------------------------------------
Remuneration                15              20              25              30              35              40
-----------------------------------------------------------------------------------------------------------------
    $ 400,000             96,042         128,056         160,070          192,083         224,097         254,097
      500,000            120,792         161,056         201,320          241,583         281,847         319,347
      600,000            145,542         194,056         242,570          291,083         339,597         384,597
      700,000            170,292         227,056         283,820          340,583         397,347         449,847
      800,000            195,042         260,056         325,070          390,083         455,097         515,097
      900,000            219,792         293,056         366,320          439,583         512,847         580,347
    1,000,000            244,542         326,056         407,570          489,083         570,597         645,597
    1,100,000            269,292         359,056         448,820          538,583         628,347         710,847
    1,200,000            294,042         392,056         490,070          588,083         686,097         776,097
    1,300,000            318,792         425,056         531,320          637,583         743,847         841,347
    1,400,000            343,542         458,056         572,570          687,083         801,597         906,597
    1,500,000            368,292         491,056         613,820          736,583         859,347         971,847
-----------------------------------------------------------------------------------------------------------------

Compensation used in determining retirement benefits consists of the employee's regular fixed salary, including amounts deferred at the election of the employee and contributed to the company's 401(k) Plan. With respect to the named executive officers, such compensation is the amount shown for the officers under "Salary" in the Summary Compensation Table above.

The credited years of service for each of the named executive officers is as follows: Mr. McDougall, 22; Mr. Kinnune, 40; Mr. Onustock, 29; Mr. Cooper, 22; and Mr. McMillan, 30.

The benefits payable upon retirement are single-life annuity amounts and are not subject to any deduction for Social Security or other offset amounts. The level of benefits is based in part upon the average of the Social Security wage bases for the 35 years ending with Social Security retirement age. Amounts shown in the table are based upon the Social Security covered compensation for an employee attaining age 65 in 2001. Retirement benefits may be reduced from the amounts shown in the case of early retirement (or other early termination of employment), in the case of a married employee whose benefits are paid in the form of a joint and survivor annuity and in the case of an employee whose employment with the company has not been continuous. Special provisions in the Retirement Plan may apply in the case of death or disability or upon a change in control of the company; there are also provisions relating to the computation of years of service for vesting or benefit purposes in the case of service with certain employers acquired by the company at various times in the past.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation Committee

During 2001, Messrs. Drummond and Thorne served on the Company's Compensation Committee, as well as former directors Kenneth W. Hergenhan and Benjamin R. Whiteley, who served until June 2001, and Winslow H. Buxton, who served until February 2002.

Transactions and Relationships

Ochoco Lumber Co. sells wood products to, and purchases such products from, the company in the ordinary course of business at prevailing market prices. During 2001, such transactions amounted to approximately $726,000. Mr. Shelk is Managing Director of the managing general partner of Ochoco Lumber Co.

In the ordinary course of business at prevailing market prices, the company obtained credit and other banking and financial services from Wachovia Corporation. For the year 2001, such financial services amounted to approximately $323,000. Mr. G. Joseph Prendergast, a former director of the company, retired from his position as President and Chief Operating Officer of Wachovia Corporation in 2001.


                            COMPENSATION OF DIRECTORS

Fees

Each director of the company who is not also an employee of the company or a subsidiary (a "non-employee director") receives a retainer fee of $30,000 per year. Committee chairs receive an additional retainer of $2,500 per year. In addition, each non-employee director receives a fee of $1,500 for each board meeting attended and $1,000 for each committee meeting attended.

Under the 1999 Deferred Compensation Plan for non-employee directors, they may elect to defer directors' fees. The plan, which is unfunded, replaced a prior deferred compensation plan; amounts deferred under the prior plan as well as amounts accrued under a prior retirement plan have been transferred to accounts under the new plan. Deferred amounts accrue increases or decreases as if they were invested in one or more of the investment funds available under the company's 401(k) Plan as specified by a participating director.

Stock Options

Under the 1995 Plan, each person who was a non-employee director at the date of the 1995 annual meeting of shareholders was granted an option to purchase 2,000 shares of Common Stock (an "Initial Option") and each person who subsequently became a non-employee director, other than a former officer of the company or a subsidiary, was also granted an

Initial Option. In addition, on the date of each subsequent annual meeting of shareholders, an option for 1,200 shares of Common Stock (2,000 shares commencing with the 2001 annual meeting) (an "Annual Option") has been granted to each person who was then a non-employee director and who was continuing to serve as a director, including former officers of the company or its subsidiaries.

Options granted to non-employee directors under the 1995 Plan were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant, had terms of ten years and two days, and were exercisable as specified
(i) in note (2) to the table under "Option Grants in Last Fiscal Year" above and
(ii) under the heading "Termination of Employment and Change in Control Arrangements and Related Matters" below. The Annual Options granted to the non-employee directors on the date of the 2001 annual meeting were granted at an exercise price of $48.78 per share, the fair market value of the Common Stock on that date. The Initial Options granted to Messrs. Robert C. Lane and Thomas M. Luthy and Ms. Evelyn C. Sroufe, all former directors of the company, in July of 2001 were granted at an exercise price of $49.49, the fair market value of the Common Stock on the date of grant.

Consulting Agreement

The company entered into a consulting agreement with Mr. Swindells effective upon his ceasing to be chief executive officer of the company under which Mr. Swindells agreed to provide consulting services to the company. Under the consulting agreement, Mr. Swindells received consulting fees equal to $120,000 during 2001 as well as certain secretarial services and office space, and was reimbursed for certain expenses including dues for a business club. The consulting agreement provides that, while Mr. Swindells receives fees under the agreement, he will not receive the annual retainer fees payable to other non-employee directors of the company. The consulting agreement was renewed in December 2001 and is renewable for an additional year unless terminated by either party upon 30 days' notice prior to renewal.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS AND RELATED MATTERS

Change in Control Agreements

The company has agreements (the "CIC Agreements") with certain of its key employees, including the named executive officers, all other officers, and the Senior Employees (defined below), that provide for severance compensation for the employees in the event their employment with the company is terminated subsequent to a Change in Control (defined below) of the company under the circumstances set forth in the CIC Agreements. Pursuant to the CIC Agreements, each employee has agreed to remain in the company's employ following a tender offer or exchange offer for more than 20 percent of the company's outstanding voting securities until such offer has been abandoned or terminated or a Change in Control has occurred and unless the company reduces the employee's compensation.

If, within 36 months following a Change in Control, the employee's employment with the company is terminated by the company without Cause (defined below) and other than by reason of disability or death or by the employee with Good Reason (defined below), then the company is required to pay to the employee, upon demand, his full base salary through the date of termination at the rate in effect on the date of the Change in Control, together with all benefits to which the employee is then entitled under the terms of all benefit plans in which he is then a participant, including without limitation all amounts due to or accrued to the employee's benefit (including benefits designated as change in control benefits) under the company's Supplemental Benefits Plan and 1993 Deferred Compensation Plan, plus severance compensation in an amount equal to the Applicable Percentage (defined below) multiplied by the sum of (a) his annual base salary at the above-specified rate, plus (b) the average of the two most recent annual incentive compensation grants (if any) paid or accrued for his benefit (prior to any deferrals) prior to the date on which the Change in Control occurs, including compensation attributable to the value of stock options or SARs (based on the Black-Scholes option pricing model) and restricted stock granted during those two grant periods, plus (c) the average annual matching contributions made by the company on his behalf to the company's Stock Purchase Plan and 1993 Deferred Compensation Plan in respect of the two fiscal years of the company last ended prior to the fiscal year in which the Change in Control occurs. The employee will also be entitled to a cash payment equal to the sum of (A) the excess of the Change in Control Price (defined below) over the option price for each share covered by outstanding unexercised options (whether or not then exercisable) to purchase Common Stock held by the employee on the date the Change in Control occurs (unless exercised before the payment is made) plus (B) the product of the Change in Control Price and the number of shares covered by outstanding restricted stock awards. Any severance payments otherwise payable under the CIC Agreements will be reduced by amounts payable under other company plans or employment agreements providing for severance benefits. Special payment provisions apply in the event of the employee's death or disability.

The CIC Agreements further provide for the continuation of all employee benefit plans and arrangements, with certain exceptions, until the earlier of the expiration of the Benefit Term (defined below) or attaining the age of 65 following termination of employment after a Change in Control except by death, by the company for Cause or disability or by the employee other than for Good Reason. Each employee party to a CIC Agreement is also entitled to be reimbursed for reasonable amounts incurred for outplacement services and for any reasonable legal fees and expenses he may incur in enforcing his rights under the CIC Agreement. The CIC Agreements also provide for reimbursement for any excise tax imposed on such benefits plus any related federal, state, and local income and excise taxes imposed on such reimbursement payments.

For all employees covered by a CIC Agreement who remained an employee of the company on the date the change in control occurred, the CIC Agreements are automatically extended to the earlier of December 31, 2005, or the date of the employee's normal retirement date under the company's Retirement Plan.

The total amount that may be payable to employees of the company covered by CIC Agreements if, within 36 months following a Change in Control, all of such employees' employment is terminated without Cause or with Good Reason, is $92,712,000 plus additional payments that may be necessary to reimburse the employees for any excise tax liabilities on such benefits and any related income and excise taxes imposed on such reimbursement payments.

Complete definitions of Applicable Percentage, Cause, Change in Control, Change in Control Price and Good Reason are included in the CIC Agreements. Summaries of those definitions, which are necessarily incomplete, as well as the definitions of Benefit Term and Senior Employees, are set forth below.

"Applicable Percentage" means (i) in the case of 24 key employees, 300 percent,
(ii) in the case of the Senior Employees, 200 percent and (iii) in the case of one additional employee, 100 percent, in each case reduced (if the employee is age 62 or older as of the date of termination of employment) by 8.33 percent for each full month that his age exceeds 62 at that date.

"Benefit Term" means (i) in the case of 24 employees, 36 months, (ii) in the case of the Senior Employees, 24 months and (iii) in the case of one additional employee, 12 months.

"Cause" with respect to the termination of an employee's employment by the company means termination because, and only because, the employee committed an act of fraud, embezzlement or theft constituting a felony, or an act intentionally against the interest of the company which causes it material harm, or because of his repeated failure, after written notice, to perform his responsibilities under the CIC Agreement. For this purpose, an employee cannot be deemed to have been terminated for Cause unless and until the board of directors of the company (by an affirmative vote of not less than 75 percent of the entire board membership) adopts a resolution (after an opportunity for the employee and his counsel to appear and be heard before the board) expressly finding that the employee was guilty of conduct constituting Cause and specifying in detail the particulars of such finding.

"Change in Control" means, (a) subject to certain exceptions, the acquisition by a person or group of beneficial ownership of 20 percent or more of the combined voting power of the company's outstanding voting securities, (b) a change in the composition of the board such that the directors at the date of the CIC Agreement cease to constitute at least a majority of the board, unless the election or nomination of each new director was approved by two-thirds of the directors then in office other than directors whose initial assumption of office occurs as the result of an actual or threatened election contest or solicitation of proxies other than on behalf of the board of directors, (c) with certain exceptions, any reorganization, consolidation or merger of the company or any sale or other transfer of substantially all its assets or (d) approval by the shareholders of the company of a plan or proposal for its liquidation or dissolution. For purposes of the CIC Agreements, the acquisition of the company common stock by Weyerhaeuser pursuant to the closing of its tender offer constituted a Change in Control.

"Change in Control Price" means the greater of (a) the highest per share sale price for the common stock as traded on the New York Stock Exchange on the date of the Change in Control or (b) the total market value of the highest amount of consideration to be received for a share of Common Stock by any shareholder of the company in connection with the Change in Control. For this purpose, the Change in Control Price is $55.50 per share of the company's common stock.

"Good Reason" with respect to the termination by an employee of his employment with the company means (a) subject to certain exceptions, any change in the employee's status or position with the company which in his reasonable judgment represents a demotion, (b) a reduction in the employee's base salary, (c) the failure by the company to continue in effect for the employee certain benefit plans and policies or a material reduction in the employee's future benefits thereunder, (d) the failure of the company to credit the number of paid vacation days to which the employee is entitled under the company's normal vacation policy, (e) the transfer of the employee to a different location, (f) the failure of any successor to the company to expressly assume the company's obligations under the CIC Agreement, (g) a purported termination by the company of the employee's employment which is not effected in accordance with the CIC Agreement, (h) a refusal by the company to continue to allow the employee to engage in certain activities not related to the company's business, or (i) (with respect to 10 employees only, including the named executive officers, and Greg
W. Hawley, Executive Vice President and Chief Financial Officer) the employee's voluntary termination of employment during the 30-day period commencing with the first anniversary of the Change in Control.

"Senior Employees" means 37 non-officer employees of the company that receive an annual salary equal to or greater than $144,000 and certain other employees deemed advisable by the Board.

1995 Long-Term Incentive Compensation Plan (1995 Plan)

Under the 1995 Plan, the acquisition of the company by Weyerhaeuser constituted a change in control of the company that was approved by the company's board of directors. Under the change in control provisions of the 1995 Plan and the provisions of the merger agreement, each employee holding stock options (and any stock appreciation right related to a stock option) granted under the 1995 Plan and outstanding prior to the consummation of Weyerhaeuser's tender offer for the company's common stock, became entitled to surrender each outstanding option (and stock appreciation right) in exchange for a cash payment equal to the excess of $55.50 over the per share exercise price under the option. Any outstanding options under the 1995 Plan that are not exchanged for cash will be automatically converted (as of the closing of the merger) into fully vested options to purchase Weyerhaeuser common stock (Adjusted Options). The number of shares of Weyerhaeuser common stock subject to each Adjusted Option will equal the product of the number of shares of the company's common stock remaining subject to the option immediately before the merger multiplied by a Conversion Ratio (as defined in the merger agreement). The per share exercise price of each Adjusted Option will be the per share exercise price of the original option divided by the Conversion Ratio. The merger agreement also addresses (i) the length of time the Adjusted Option will remain exercisable, (ii) the treatment of a termination for good reason or other than for cause (as those terms are defined in the merger agreement) within one year after the merger as a positive elimination, and (iii) treatment of any termination of employment after the merger and after the option holder reaches age 55 as coincident with early retirement (as defined in the merger agreement), and (iv) termination of employment after the merger and after the option holder reaches age 65 as coincident with retirement (as defined in the merger agreement).

Employee Retention Plans

Following commencement of Weyerhaeuser's initial tender offer, the board and the Compensation Committee continued to consider the recommendations of the company's human resources consultants, Towers Perrin, and continued to review industry practices concerning change in control severance benefits. In view of the continuing need to minimize employee distraction, to retain employee loyalty and dedication to the company, to assure their attention to the company's performance and to provide an incentive to prospective employees to accept offers, the board and the Compensation Committee approved two employee retention plans in late 2000, a Management Retention Benefits Plan and a Broad-Based Retention Benefits Plan for Salaried Employees, that provide enhanced change in control severance benefits to Willamette's salaried employees other than officers and top management personnel. Under these plans a covered employee will be provided severance protection, continuation of medical benefits, and outplacement assistance if the employee's employment ends (due to involuntary termination without "cause" or resignation for "good reason," as those terms are defined in the plans) after a change in control of Willamette. Severance benefits under the two plans range from three weeks pay per year of service (with a minimum of nine weeks) to six weeks pay per year of service (with a maximum of 104 weeks).

Stock Purchase Plan (401(k) Plan)

The 401(k) Plan provides that upon a change in control of the company, all participants' accounts under the 401(k) Plan become immediately and fully vested.

Indemnification and Personal Liability

Pursuant to the provisions of the company's Restated Articles of Incorporation and the provisions of indemnification agreements between the company and each of its directors and officers, the company is obligated (subject to certain conditions) to hold harmless and indemnify its directors and officers, to the fullest extent authorized under the Oregon Business Corporation Act, against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlements actually and reasonably incurred by such indemnified person. In addition, as permitted by its Restated Articles of Incorporation, the company maintains director and officer liability insurance coverage for its directors and officers. In the merger agreement with the company, Weyerhaeuser agreed to honor the company's indemnification obligations for acts or omissions by the company's directors and officers prior to effectiveness of the merger.

Under the provisions of the company's Restated Articles of Incorporation, no director of the company shall have any personal liability to the company or its shareholders for monetary damages for conduct as a director, except that the liability of a director for monetary damages is not eliminated or limited for any breach of the director's duty of loyalty to the company or its shareholders, for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, for any distributions that are unlawful under the Oregon Business Corporation Act, for any transaction from which the director derived an improper personal benefit, or for any act or omission that occurred prior to April 21, 1988.

See Item 3 above for a description of pending legal proceedings against the company, its president and chief executive officer, and certain of its current and former directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of February 14, 2002, Weyerhaeuser purchased approximately 97% of the company's outstanding common stock and expects to complete a merger of the company with another Weyerhaeuser subsidiary in mid-March that will result in Weyerhaeuser owning 100% of the company's outstanding stock. Following the merger, the holders of the company's stock other than Weyerhaeuser or its subsidiaries will have the right to receive $55.50 in cash for each share of company common stock . Pursuant to a merger agreement entered into with the company, all options to acquire company stock became fully vested as of February 11, 2002 and were either surrendered for cash or, as of the effective date of the merger, will become options to purchase Weyerhaeuser stock in an amount and at an exercise price per share adjusted by a conversion ratio based on the merger price of $55.50 per share and the market price of Weyerhaeuser stock.

The following table provides information regarding shares of company common stock beneficially owned by each of the company's directors, each of the named executive officers referred to in the Summary Compensation Table in Item 11 above, and the company's current directors and executive officers as a group. The total shares shown as beneficially owned represent less than 1 percent of the outstanding shares of company common stock at February 25, 2002. All of the shares listed in the table represent shares of common stock subject to employee stock options which are immediately exercisable, but as to which the holders have agreed to accept options to purchase shares of common stock of Weyerhaeuser as of the effective date of the merger as described above.

                                         Shares of Common Stock Beneficially
       Name                                  Owned at February 25, 2002
       ----                              -----------------------------------
Marvin D. Cooper                                     124,730
Robert A. Dowdy                                         0
Gerard K. Drummond                                      0
Richard E. Hanson                                       0
William P. Kinnune                                   113,110
Duane C. McDougall                                   422,580
J. E. McMillan                                        94,670
Michael R. Onustock                                  113,020
Steven R. Rogel                                         0
Sturat J. Shelk, Jr.                                    0
William C. Stivers                                      0
Michael G. Thorne                                       0

All directors and executive officers
as a group (14 persons)                              964,450

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is be set forth above under the heading "Compensation Committee Interlocks and Insider Participation

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a) 1. and 2.     For a list of the financial statements filed herewith, see the index to consolidated financial statements on page 41.

(a) 3. For a list of the exhibits filed herewith, see the index to exhibits following the signature page. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the list.

(b)               Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Index to Consolidated Financial Statements

                                                                   Page No.
                                                                   --------
Independent Auditors' Report.....................................      42

Consolidated Balance Sheets as of December 31, 2001 and 2000 ....      43

Consolidated Statements of Earnings for years ended
  December 31, 2001, 2000 and 1999...............................      44

Consolidated Statements of Stockholders' Equity
  for years ended December 31, 2001, 2000 and 1999...............      45

Consolidated Statements of Cash Flows for years ended
  December 31, 2001, 2000 and 1999...............................      46

Supplementary Business Segment Information.......................      47

Selected Quarterly Financial Data................................      48

Notes to Consolidated Financial Statements.......................   49-65

Independent Auditors' Report

The Board of Directors and Stockholders
Willamette Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Willamette Industries, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willamette Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP
Portland, Oregon
February 11, 2002

-----------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
================================================================================
December 31, 2001 and 2000
(dollar amounts, except per share amounts, in thousands)



                                                                        2001                2000
                                                                     ----------         ----------
Assets
   Current assets:
     Cash                                                            $   21,777             24,284
     Accounts receivable, less allowance for doubtful
       accounts of $4,334 (2000 - $4,490)                               399,735            459,591
     Inventories (note 3)                                               472,952            473,788
     Prepaid expenses and timber deposits                                33,334             35,154
                                                                     ----------         ----------
         Total current assets                                           927,798            992,817
                                                                     ----------         ----------
   Timber, timberlands and related facilities, net                      964,716          1,014,285
   Property, plant and equipment, net (note 4)                        3,304,970          3,017,593
   Other assets                                                         127,665            104,412
                                                                     ----------         ----------
                                                                     $5,325,149          5,129,107
                                                                     ==========         ==========

Liabilities and Stockholders' Equity
   Current liabilities:
     Current installments on long-term debt (note 5)                 $    9,083              5,499
     Notes payable (note 5)                                             110,000            122,000
     Accounts payable, includes book overdrafts of
       $67,486 (2000 - $79,708)                                         255,181            253,292
     Accrued payroll and related expenses                                84,290             85,084
     Accrued interest                                                    32,399             33,910
     Other accrued expenses                                              73,053             77,754
     Accrued income taxes (note 6)                                       11,118             19,184
                                                                     ----------         ----------
         Total current liabilities                                      575,124            596,723
                                                                     ----------         ----------
   Deferred income taxes (note 6)                                       631,609            568,273
   Other liabilities                                                     38,050             40,142
   Long-term debt, net of current installments (note 5)               1,530,881          1,542,926
   Stockholders' equity: (note 8)
     Preferred stock, cumulative, of $.50 par value
       Authorized 5,000,000 shares                                           --                 --
     Common stock of $.50 par value
       Authorized 150,000,000 shares; issued and outstanding
        110,008,733 shares (2000 - 109,417,087 shares)                   55,004             54,709
     Capital surplus                                                    249,915            229,598
     Retained earnings                                                2,244,566          2,096,736
                                                                     ----------         ----------
         Total stockholders' equity                                   2,549,485          2,381,043
                                                                     ----------         ----------
                                                                     $5,325,149          5,129,107
                                                                     ==========         ==========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
================================================================================
Years ended December 31, 2001, 2000 and 1999
(dollar and share amounts, except per share amounts, in thousands)



                                                           2001                2000                  1999
                                                       -----------          -----------          -----------
Net sales                                              $ 4,453,942            4,651,761            4,272,957
Cost of sales                                            3,713,834            3,729,685            3,468,994
                                                       -----------          -----------          -----------
   Gross profit                                            740,108              922,076              803,963
Selling and administrative expense                         274,372              268,819              253,694
Non-recurring and other income (expense) - net             (25,245)             (19,737)             (11,710)
                                                       -----------          -----------          -----------
   Operating earnings                                      440,491              633,520              538,559
Interest expense                                            95,087              119,133              125,284
                                                       -----------          -----------          -----------
   Earnings before provision for income taxes              345,404              514,387              413,275
Provision for income taxes (note 6)                         96,600              169,500              152,800
                                                       -----------          -----------          -----------
   Net earnings                                        $   248,804              344,887              260,475
                                                       ===========          ===========          ===========
Earnings per share - basic                             $      2.27                 3.14                 2.34
                                                       ===========          ===========          ===========
Earnings per share - diluted                           $      2.26                 3.12                 2.33
                                                       ===========          ===========          ===========
Weighted average shares outstanding - basic                109,744              109,982              111,375
                                                       ===========          ===========          ===========
Weighted average shares outstanding - diluted              110,326              110,717              112,001
                                                       ===========          ===========          ===========


Per share earnings, both basic and diluted, are based on the weighted average number of shares outstanding.

Diluted weighted average shares outstanding are calculated using the treasury stock method which assumes that all stock options with a market value greater than the grant price at the balance sheet date are exercised.

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================
Years ended December 31, 2001, 2000 and 1999
(dollar amounts, except per share amounts, in thousands)


                                           Common Stock Issued                                                         Total
                                      -------------------------------         Capital            Retained         Stockholders'
                                         Shares             Amount            Surplus            Earnings              Equity
                                      ------------       ------------       ------------       ------------       -------------
Balance, January 1, 1999               110,980,768       $     55,490            285,140          1,661,801          2,002,431
  Net earnings                                  --                 --                 --            260,475            260,475
  Cash dividends on common stock
     ($.70 per share)                           --                 --                 --            (77,984)           (77,984)
  Options exercised                        606,665                304             18,486                 --             18,790
                                      ------------       ------------       ------------       ------------       ------------
Balance, December 31, 1999             111,587,433             55,794            303,626          1,844,292          2,203,712
  Net earnings                                  --                 --                 --            344,887            344,887
  Cash dividends on common stock
     ($.84 per share)                           --                 --                 --            (92,443)           (92,443)
  Options exercised                        276,754                139              8,819                 --              8,958
  Stock repurchased and canceled        (2,447,100)            (1,224)           (82,847)                --            (84,071)
                                      ------------       ------------       ------------       ------------       ------------
Balance, December 31, 2000             109,417,087             54,709            229,598          2,096,736          2,381,043
  Net earnings                                  --                 --                 --            248,804            248,804
  Cash dividends on common stock
     ($.92 per share)                           --                 --                 --           (100,974)          (100,974)
  Options exercised                        591,646                295             20,317                 --             20,612
                                      ------------       ------------       ------------       ------------       ------------
Balance, December 31, 2001             110,008,733       $     55,004            249,915          2,244,566          2,549,485
                                      ============       ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
Years ended December 31, 2001, 2000 and 1999
(dollar amounts in thousands)


                                                           2001            2000           1999
                                                        ---------       ---------       ---------
Cash Flows from Operating Activities:
Net earnings                                            $ 248,804         344,887         260,475
    Adjustments to reconcile net earnings
    to net cash from operating activities:
      Depreciation                                        270,406         250,988         240,374
      Cost of fee timber harvested                         44,456          44,774          46,197
      Other amortization                                   17,316          19,237          17,148
      Increase in deferred income taxes                    62,778          70,011          86,938
    Changes in working capital items:
      Accounts receivable                                  59,856         (69,524)        (69,760)
      Inventories                                             312         (17,468)        (31,015)
      Prepaid expenses and timber deposits                  1,820           1,511          23,224
      Accounts payable and accrued expenses                (9,969)         49,073          23,159
      Accrued income taxes                                 (8,066)         (3,016)          6,126
                                                        ---------       ---------       ---------
    Net cash from operating activities                    687,713         690,473         602,866
                                                        ---------       ---------       ---------
Cash Flows from Investing Activities:
      Proceeds from sale of assets                         23,385           5,704           5,965
      Expenditures for property, plant & equipment       (574,941)       (379,667)       (267,856)
      Expenditures for timber and timberlands                (249)         (2,516)         (8,026)
      Expenditures for roads and reforestation            (18,552)        (16,705)        (14,364)
      Acquisitions                                             --        (169,334)             --
      Other                                               (18,819)         13,646         (33,329)
                                                        ---------       ---------       ---------
    Net cash from investing activities                   (589,176)       (548,872)       (317,610)
                                                        ---------       ---------       ---------
Cash Flows from Financing Activities:
      Net change in operating lines of credit             (12,000)        108,383         (33,635)
      Debt borrowing                                        9,210         115,038          27,770
      Proceeds from sale of common stock                   20,391           8,931          18,725
      Repurchased common stock                                 --         (84,071)             --
      Cash dividends paid                                (100,974)        (92,443)        (77,984)
      Payment on debt                                     (17,671)       (198,712)       (225,934)
                                                        ---------       ---------       ---------
    Net cash from financing activities                   (101,044)       (142,874)       (291,058)
                                                        ---------       ---------       ---------
    Net change in cash                                     (2,507)         (1,273)         (5,802)
    Cash at beginning of year                              24,284          25,557          31,359
                                                        ---------       ---------       ---------
    Cash at end of year                                 $  21,777          24,284          25,557
                                                        =========       =========       =========
Supplemental disclosures of cash flow information
   Cash paid during the year for:
      Interest (net of amount capitalized)              $  96,598         123,748         126,292
                                                        =========       =========       =========
      Income taxes                                      $  41,888         102,505          52,916
                                                        =========       =========       =========


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
SUPPLEMENTARY BUSINESS SEGMENT INFORMATION
================================================================================
(dollar amounts in thousands)


                                     2001       %       2000       %        1999       %       1998         %         1997     %
                                  ---------    --     ---------    --     ---------    --    ----------     --      -------   --
Sales to outside
  customers:
White Paper:
Communication papers             $1,045,578    23     1,017,899    22       851,818    20       757,938     20      714,461   19
Market pulp and fine paper          375,577     8       433,390     9       346,205     8       360,391      9      361,791   10
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---
    Total White Paper             1,421,155    32     1,451,289    31     1,198,023    28     1,118,329     29    1,076,252   29
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---
Brown Paper:
Packaging                         1,435,366    32     1,474,145    32     1,270,163    30     1,190,482     31    1,043,530   28
Other                               292,130     7       289,747     6       252,032     6       241,543      6      215,471    6
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---
    Total Brown Paper             1,727,496    39     1,763,892    38     1,522,195    36     1,432,025     37    1,259,001   34
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---

Building Materials:
Lumber                              272,750     6       301,952     6       305,672     7       246,732      6      229,579    6
Structural panels                   309,881     7       424,313     9       488,527    11       380,799     10      387,645   11
Composite panels                    422,437     9       444,162    10       423,828    10       405,428     10      380,467   10
Other wood products                 300,223     7       266,153     6       334,712     8       296,936      8      336,144    9
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---
    Total Building Materials      1,305,291    29     1,436,580    31     1,552,739    36     1,329,895     34    1,333,835   37
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---

    Total net sales (1)          $4,453,942   100     4,651,761   100     4,272,957   100     3,880,249    100    3,669,088  100
                                 ==========           =========           =========          ==========           =========

Intersegment sales at
  market value:

Building Materials                $  52,957              43,423              48,279              60,813              47,100
                                 ----------           ---------           ---------          ----------           ---------

Gross Profit (GP):                            GP%                  GP%                GP%                  GP%               GP%
                                              ---                  ---                ---                  ---               ---
White Paper                      $  177,211    12       263,338    18       167,952    14       107,037     10      122,323   11
Brown Paper                         424,380    25       460,709    26       323,820    21       260,386     18      158,891   13
Building Materials                  138,517    11       198,029    14       312,191    20       135,113     10      178,376   13
                                 ----------   ---     ---------   ---     ---------   ---    ----------    ---    ---------  ---
    Total gross profit           $  740,108    17       922,076    20       803,963    19       502,536     13      459,590   13
                                 ==========   ===     =========   ===     =========   ===    ==========    ===    =========  ===

Operating earnings:
White Paper                      $  122,754             207,702             118,955              58,654              73,349
Brown Paper                         317,386             355,011             225,283             166,680              69,017
Building Materials                   78,274             137,259             253,910              80,601             124,697
Corporate                           (52,678)            (46,715)            (47,879)            (43,191)            (40,898)
Non-recurring and other
 income (expense) - net             (25,245)            (19,737)            (11,710)              2,029               2,088
                                 ----------           ---------           ---------          ----------           ---------
    Operating earnings              440,491             633,520             538,559             264,773             228,253
Interest expense                     95,087             119,133             125,284             131,990             116,990
                                 ----------           ---------           ---------          ----------           ---------
Earnings before provision
 for income taxes                $  345,404             514,387             413,275             132,783             111,263
                                 ==========           =========           =========          ==========           =========

Depreciation, cost of fee timber
harvested and amortization: (2)
White Paper                      $  130,036             126,516             124,175             139,240             114,449
Brown Paper                          84,431              74,807              68,333              90,484              90,403
Building Materials                  113,727             109,493             106,496             135,108             128,754
Corporate                             3,984               4,183               4,715               6,309               5,343
                                 ----------           ---------           ---------          ----------           ---------
                                 $  332,178             314,999             303,719             371,141             338,949
                                 ==========           =========           =========          ==========           =========

Capital expenditures:
White Paper                      $  263,357              88,866              62,269             215,503             371,894
Brown Paper                         139,868             156,494             161,144             120,827              82,935
Building Materials                  184,634             148,905              64,426             101,884              72,075
Corporate                             5,883               4,623               2,407               3,625               1,004
                                 ----------           ---------           ---------          ----------           ---------
                                 $  593,742             398,888             290,246             441,839             527,908
                                 ==========           =========           =========          ==========           =========

Identifiable assets:
White Paper                      $2,033,413           1,909,374           1,830,043           1,860,673           1,785,493
Brown Paper                       1,375,668           1,353,453           1,149,123           1,021,180             987,097
Building Materials                1,838,404           1,797,550           1,734,945           1,735,257           1,966,136
Corporate                            77,664              68,730              83,750              80,558              72,329
                                 ----------           ---------           ---------          ----------           ---------
                                 $5,325,149           5,129,107           4,797,861           4,697,668           4,811,055
                                 ==========           =========           =========          ==========           =========

----------

(1) The company is not dependent on any one significant customer or group of customers. Approximately 89% of the company's revenue is derived domestically.

================================================================================
SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(dollar amounts, except per share amounts, in thousands)
================================================================================


                                                                                                   Net Earnings
                                                                                           ----------------------------
                                              Net                    Gross                                    Per Share
2001                                         Sales                   Profit                Amount               Diluted
-----------------------------------------------------------------------------------------------------------------------
1st Quarter ...................            $1,131,664               192,628                66,647                   .61
2nd Quarter ...................             1,136,314               197,674                70,764                   .64
3rd Quarter ...................             1,124,786               192,732                65,755                   .60
4th Quarter ...................             1,061,178               157,074                45,638                   .41
-----------------------------------------------------------------------------------------------------------------------
                                           $4,453,942               740,108               248,804                  2.26
=======================================================================================================================


                                                                                                   Net Earnings
                                                                                           ----------------------------
                                              Net                    Gross                                    Per Share
2000                                         Sales                   Profit                Amount               Diluted
-----------------------------------------------------------------------------------------------------------------------
1st Quarter ...................            $1,167,126               224,163                85,304                   .76
2nd Quarter ...................             1,188,060               240,358                90,192                   .82
3rd Quarter ...................             1,169,585               226,052                83,436                   .76
4th Quarter ...................             1,126,990               231,503                85,955                   .78
-----------------------------------------------------------------------------------------------------------------------
                                           $4,651,761               922,076               344,887                  3.12
=======================================================================================================================


                                                                                                   Net Earnings
                                                                                           ----------------------------
                                              Net                    Gross                                    Per Share
1999                                         Sales                   Profit                Amount               Diluted
-----------------------------------------------------------------------------------------------------------------------
1st Quarter ...................            $  970,483               141,942                31,594                   .28
2nd Quarter ...................             1,056,319               195,757                63,314                   .57
3rd Quarter ...................             1,137,615               239,780                81,958                   .73
4th Quarter ...................             1,108,540               226,484                83,609                   .75
-----------------------------------------------------------------------------------------------------------------------
                                           $4,272,957               803,963               260,475                  2.33
=======================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
(dollar amounts, except per share amounts, in thousands)


Note 1. Nature of Operations

Willamette Industries, Inc. is a diversified, integrated forest products company with 106 manufacturing facilities in 24 states, France, Ireland and Mexico. The company's principal lines of business are white paper, brown paper and building materials. The company produces market pulp, fine paper, specialty printing papers, business forms, cut sheets, kraft linerboard, corrugating medium, bag paper, corrugated containers, paper bags, inks, lumber, plywood, particleboard, medium density fiberboard (MDF), oriented strand board (OSB), laminated beams, laminated veneer lumber (LVL), I-joists and other value-added wood products. Based on 2001 sales, the company's business is comprised of 32% white paper, 39% brown paper and 29% building materials. The company sells approximately 89% of its products in the United States; its primary foreign markets are Asia, Europe and Central America.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of all majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated upon consolidation.

Revenue Recognition The company recognizes revenue when ownership risk passes to the buyer, which in nearly all cases is at the time of shipment. Occasionally, the company ships its product under consignment agreements. In these instances, ownership risk passes when the product is shipped to or is consumed by the ultimate customer.

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

Timber, Timberlands and Related Facilities Timber, timberlands and related facilities are valued at cost less the cost of fee timber harvested and amortization of roads. Cost of fee timber harvested is determined annually based on costs incurred and the related recoverable timber volume based upon the current stage in the growth cycle. Recoverable volume includes growth that has occurred to date and does not include any anticipated future cost or future growth.

Capitalized costs include the initial acquisition cost of land and timber. Capitalized costs also include reforestation, or the initial planting, which includes site preparation, the costs of seeds or seedlings, and planting. Costs incurred after the first plantings and costs to maintain timber and timberlands, such as fertilization, pest trapping, thinning, additional replanting costs, and harvesting costs are expensed as incurred. Carrying costs for timber, timberlands and related facilities are expensed as incurred.

We distinguish our stands of timber, or timber pools, by region or logging district. A separate composite depletion rate is used for each designated area. Capitalized costs, excluding land, are charged to expense at the time the timber is harvested and are presented as "cost of fee timber harvested" in the consolidated statements of cash flow and in cost of sales in the consolidated statements of earnings.

Logging roads are amortized on a straight-line basis over an estimated five-year useful life.

Upon retirement or other disposition of property, applicable cost and accumulated depletion or amortization are removed from the accounts. Any gains or losses are included in earnings.

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

Capitalized Interest Interest is capitalized on funds borrowed during the construction period on certain assets. Capitalized interest was $14,999 in 2001, $5,163 in 2000 and $3,998 in 1999 and is netted against interest expense in the consolidated statements of earnings. Such capitalized interest will be amortized over the depreciable lives of the related assets.

Business Segments The company's various product lines have been aggregated into three segments - white paper, brown paper and building materials - based on the similar nature of the products, the economic conditions affecting those products, and the management and reporting of those products within the company. Information with respect to the segments is included in the Supplementary Business Segment Information on page 47.

Use of Estimates Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements and the amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications Certain reclassifications have been made to prior years' data to conform to the 2001 presentation.

Recently Issued and Prospective Accounting Pronouncements In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the fair value of the derivative instrument be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138 expanded the definition of "normal purchases and normal sales" to allow more instruments to meet the exceptions to the provisions of SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and was adopted by the company on January 1, 2001.

We have considered the impact of SFAS No. 133, as amended. Nearly all of the company's contracts meet the definition of "normal purchases or normal sales" and, therefore, are not be considered derivative instruments under SFAS No. 133, as amended. The effects of implementation of this statement as of January 1, 2001, did not have a material impact on the company's financial position, results of operations or cash flows.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities focused on control. Under the control approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years after December 15, 2000. We have considered the impact of SFAS No. 140. We do not have any transactions that result in the transfer and servicing of financial assets. This statement does not have a material impact on the financial position, results of operations, or cash flows of the company.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. SFAS No. 141 also specifies certain criteria intangible assets must meet to be recognized and reported apart from goodwill. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested at least annually for impairment by applying a fair-value-based test. In addition, SFAS No. 142 requires separate recognition for intangible assets with estimable useful lives that will continue to be amortized over their useful lives, and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Implementation of SFAS No. 142, which is effective for fiscal 2002, is currently expected to increase the company's annual net earnings by $2.8 million due to the cessation of goodwill amortization. The company believes that implementation of this statement will not have a material impact on its financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently charged to expense using a systematic and rational method over the asset's useful life. SFAS No. 143 will be effective for fiscal 2003. The company is in the process of evaluating the impact of implementation on its financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of SFAS No. 144, which is effective for fiscal 2002, is not expected to have a material impact on the company's financial position, results of operations or cash flows.

Note 3. Inventories

The major components of inventories are as follows:


                                              December 31,
                                      ----------------------------
                                         2001               2000
                                      --------            --------
Finished product .........            $156,309             154,261
Work in progress .........               8,817               8,792
Raw material .............             199,266             205,014
Supplies .................             108,560             105,721
                                      --------            --------
                                      $472,952             473,788
                                      ========            ========
Valued at:
    LIFO cost ............            $308,325             304,519
    Average cost .........             164,627             169,269

If current cost rather than LIFO cost had been used by the company, inventories would have been approximately $48,336 higher in 2001 and $62,282 higher in 2000.

Note 4. Property, Plant and Equipment

Property, plant and equipment accounts are summarized as follows:

                                                                                December 31,
                                             Range of                  --------------------------------
                                           useful lives                  2001                   2000
                                           -------------               ----------             ---------
Land .............................               -                     $   53,412                48,436
Buildings ........................            15 - 35                     462,102               417,700
Machinery and equipment ..........             5 - 25                   5,206,214             4,924,423
Furniture and fixtures ...........             3 - 15                      96,993                96,597
Leasehold improvements ...........         life of lease                    8,986                 8,023
Construction in progress .........               -                        388,885               236,950
                                                                        6,216,592             5,732,129
Accumulated depreciation .........                                      2,911,622             2,714,536
                                                                       ----------             ---------
                                                                       $3,304,970             3,017,593
                                                                       ==========             =========

Note 5. Long-term Debt

Long-term debt consists of the following:


                                                                          December 31,
                                                               --------------------------------
                                                                  2001                   2000
                                                               ----------             ---------
Notes payable to public:
  7.75%, due in 2002 ..............................               100,000               100,000
  9.125%, due in 2003 .............................                50,000                50,000
  6.45%, due in 2005 ..............................               100,000               100,000
  7.00%, due in 2018 ..............................               100,000               100,000
  9.00%, due in 2021 ..............................               150,000               150,000
  7.35%, due in 2026 ..............................               200,000               200,000
  7.85%, due in 2026 ..............................               200,000               200,000

Medium-term notes, with interest rates
  ranging from 6.45% to 7.20%, due in
  varying amounts through 2013 ....................               205,700               205,700

Bank loans, with interest rates averaging
  2.4% and 6.72%, due in varying amounts
  through 2007 ....................................               308,545               313,820

Revenue bonds, with interest rates
  averaging 3.69% and 5.32%, due in
  varying amounts through 2026 ....................               113,440               113,440

Other long-term debt, with interest
  rates averaging 6.96% and 6.81%,
  due in varying amounts through 2006 .............                12,279                15,465
                                                               ----------             ---------
                                                                1,539,964             1,548,425
Less:  Current installments .......................                 9,083                 5,499
                                                               ----------             ---------
                                                               $1,530,881             1,542,926
                                                               ==========             =========


Principal payment requirements on the above debt for the four years subsequent to 2002 are: 2003, $71,841; 2004, $17,512; 2005, $131,165; 2006, $5,223.

The company has two committed revolving loans with a group of banks that provide for borrowings up to a total of $450,000 in principal amount. In addition, at December 31, 2001, the company has available various uncommitted lines. Outstanding borrowing under these uncommitted lines totaled $385,000 million, including $275,000, which is classified as long-term debt and $110,000, which is classified as short-term borrowing.

At December 31, 2001, the company has classified $100,000 of notes due in 2002 as long-term due to the company's intent and ability to refinance this debt before maturity.

The weighted average interest rate on short-term borrowings at December 31, 2001 and 2000, was 2.17% and 6.75%, respectively.

The fair value of the company's long-term debt is estimated to be approximately $1,562,992, based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt with the same remaining maturities.

Note 6. Income Taxes

The provision for income taxes includes the following:


                                      2001         2000          1999
                                    -------       -------       -------
Currently payable                   $33,816        99,481        65,863
Deferred provision
  for income taxes                   62,784        70,019        86,937
                                    -------       -------       -------
   Provision for income taxes       $96,600       169,500       152,800
                                    =======       =======       =======
Federal income taxes                $84,388       151,476       135,343
Other income taxes                   12,212        18,024        17,457
                                    -------       -------        -------
   Provision for income taxes       $96,600       169,500       152,800
                                    =======       =======       =======

Differences between the effective tax rate and the federal statutory rate are shown in the following table as a percentage of pretax income:


                                            2001        2000         1999
                                           -----        ----         ----
Federal statutory rate                     35.0%        35.0%        35.0%
State income taxes, net of
  federal tax effect                        2.1%         2.1%         2.5%
Benefit from foreign taxes                   --         (0.6%)       (0.5%)
Estimated non-deductible EPA penalty         --          0.3%         1.0%
Tax credits                                (10.8%)      (5.6%)       (0.5%)
Other                                       1.7%         1.8%        (0.5%)
                                         ------       ------       ------
                                           28.0%        33.0%        37.0%
                                         ======       ======       ======

The net deferred tax liability as of December 31, 2001 and 2000, includes the following components:

                                           December 31
                                    --------------------------
                                       2001            2000
                                    ---------        ---------
Deferred tax assets:
State tax credits                   $  92,495           79,495
Other, net                                 --            4,607
Valuation allowance for state
  tax credits                         (72,085)         (63,895)
                                    ---------        ---------
                                       20,410           20,207
                                    ---------        ---------
Deferred tax liabilities:
Depreciation and depletion           (639,025)        (588,480)
Other, net                            (12,994)              --
                                    ---------        ---------
   Net deferred tax liability       $(631,609)        (568,273)
                                    =========        =========

At December 31, 2001, the company had various state tax credits and credit carryforwards of approximately $142,300 of which $121,500 have no expiration and the remainder expire in various years through 2016.

A valuation allowance has been established due to the uncertainty of realizing certain state tax credit carryforwards. During 2001 the valuation allowance increased $8,190. During 2000, the valuation allowance decreased $1,105.

The company's consolidated federal income tax returns through 1997 have been examined by the Internal Revenue Service and while final settlement has not been made, management believes that the company has provided for any deficiencies that ultimately might be assessed.

Note 7. Pension and Retirement Plans

Contributory Plans The company covers all salaried employees and some hourly employees under 401(k) plans. The amounts contributed by the company vary for the plans. Total plan expenses were $13,274 in 2001; $12,484 in 2000 and $11,515 in 1999.

Defined Benefit Plans The company contributes to multi-employer retirement plans at fixed payments per hour for certain hourly employees. Substantially all other employees of the company are covered by non-contributory defined benefit plans. Retirement benefits are based on years of service and compensation prior to retirement. Total pension expense (income) for all such plans was $(3,873) in 2001; $976 in 2000 and $8,669 in 1999.

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

The following table sets forth reconciliations of the benefit obligation, plan assets, funded status and disclosure of assumptions utilized in the December 31 calculations:

                                                  Defined                    Post-retirement
                                               Benefit Plans                  Benefit Plans
                                          ------------------------      ------------------------
                                             2001           2000           2001           2000
                                          ---------      ---------      ---------      ---------
Change in Benefit Obligation

Benefit obligation - beginning
  of year                                 $ 440,697        406,630         37,023         35,407
Service cost                                 17,626         16,683          1,511          1,112
Interest cost                                32,740         30,181          3,336          2,586
Amendments                                    2,508          3,180          9,663             --
Other                                          (343)          (243)         1,374          1,127
Actuarial loss                               19,895          2,200            971          1,267
Benefits paid                               (18,653)       (17,934)        (4,984)        (4,476)
                                          ---------      ---------      ---------      ---------
Benefit obligation - end of year          $ 494,470        440,697         48,894         37,023
                                          =========      =========      =========      =========

Change in Assets

Fair value of assets - beginning
  of year                                 $ 594,846        593,242             --             --
Actual return on plan assets                 (7,575)        15,150             --             --
Employer contribution                        11,362          4,712          3,610          3,349
Other                                          (288)          (324)         1,374          1,127
Benefits paid                               (18,653)       (17,934)        (4,984)        (4,476)
                                          ---------      ---------      ---------      ---------
Fair value of assets - end of year        $ 579,692        594,846             --             --
                                          =========      =========      =========      =========

Reconciliation of Funded Status

Funded status                             $  85,222        154,149        (48,894)       (37,023)
Unrecognized actuarial (gain) loss          (76,290)      (168,489)         7,928          7,134
Unrecognized prior service cost              24,594         25,508          9,160            220
Unrecognized asset                               --             --             --             --
                                          ---------      ---------      ---------      ---------
Prepaid (accrued) benefit cost            $  33,526         11,168        (31,806)       (29,669)
                                          =========      =========      =========      =========

Assumptions as of December 31:

Discount rate                                  7.25%          7.50%          7.25%          7.50%
Expected return on plan assets                 9.50%          9.00%            --             --
Rate of increase in compensation
  levels                                       5.00%          5.00%            --             --
Medical cost trend rate                          --             --           7.00%          7.50%

For the year 2001, a 7.0% increase in the medical cost trend rate was assumed. In the future, the rate decreases incrementally to an ultimate annual rate of 5.0%. A 1.0% increase in the medical trend rate would increase the post-retirement benefit obligation (PBO) by $1,209 and increase the service and interest costs by $137. A 1.0% decrease in the medical trend rate would decrease the PBO by $1,081 and decrease the service and interest cost by $120. Various pension plans have benefit obligations in excess of plan assets. The following table sets forth the unfunded status of those plans as of December 31:

                                                    Defined Benefit Plans
                                                    ---------------------
                                                     2001          2000
                                                    -------        ------
Benefit obligation                                  $68,009        37,304
                                                    =======        ======
Plan assets (fair value)                            $64,102        34,268
                                                    =======        ======

The components of net periodic benefit cost are as follows:

                                                         Defined                      Post-retirement
                                                      Benefit Plans                   Benefit Plans
                                             --------------------------------    ------------------------
                                               2001        2000        1999       2001     2000     1999
                                             --------     -------     -------     -----    -----    -----
Service cost                                 $ 17,626      16,683      17,431     1,511    1,112    1,203
Interest cost                                  32,740      30,181      27,748     3,337    2,586    2,426
Expected return on plan assets                (55,102)    (46,970)    (40,754)       --       --       --
Amortization of prior service cost              3,422       3,429       3,194       722       31       31
Amortization of net transition obligation           0        (398)       (566)       --       --       --
Recognized actuarial (gain) loss               (9,650)     (8,953)     (3,901)      177      260      199
                                             --------     -------     -------     -----    -----    -----
                                             $(10,964)     (6,028)      3,152     5,747    3,989    3,859
                                             ========     =======     =======     =====    =====    =====

Note 8. Stockholders' Equity

The company's 1995 Long-Term Incentive Compensation Plan (the Plan) provides for grants of stock options, stock appreciation rights and restricted shares of common stock to directors and key employees. Options are granted at exercise prices not less than the market value of the common stock on the date of grant. Options generally become exercisable after one year in one-third increments per year and expire ten years from the date of grant. The company has reserved 5,500,000 shares for distribution under the Plan. The company has elected to account for stock-based compensation under Accounting Principles Board Opinion #25. Under the intrinsic-value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

Had the compensation cost for the company's stock been determined based upon the fair value at the grant date, the company's pro forma net income and earnings per share amounts would be as follows:

                                                    2001       2000       1999
                                                   ------     ------     ------
Net Income
    As reported                                    248,804    344,887    260,475
    Pro forma                                      243,230    338,637    255,029

Earnings per share
    Basic                                            2.27       3.14       2.34
    Diluted                                          2.26       3.12       2.33

Pro forma
     Basic                                           2.22       3.08       2.29
     Diluted                                         2.20       3.06       2.28

Pro forma disclosure for stock option accounting may not be representative of the effects on reported net income in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of options granted during 2001, 2000, and 1999 were $17.66, $15.32, and $19.28, respectively. The following assumptions were used to calculate fair value of options granted:

                                                    2001       2000       1999
                                                   ------     ------     ------
Risk-free interest rate                              4.88%      6.29%      5.21%
Expected volatility                                 37.55%     41.91%     38.64%
Expected dividend                                  $ 0.92       0.84       0.70
Expected life (years)                                6.41       6.41       6.41

A summary of stock option activity is as follows:

                                                                          Weighted
                                                                           Average
                                                         Option           Price per
                                                         Shares             Share
                                                       ---------          ---------
Outstanding December 31, 1998                          3,344,087              27.17
    Granted                                              555,680              47.25
    Exercised                                            608,484              21.70
    Canceled or surrendered                               10,597              18.64
                                                       ---------          ---------
Outstanding December 31, 1999                          3,280,686              31.71
    Granted                                              777,460              37.00
    Exercised                                            279,061              23.00
    Canceled or surrendered                               67,873              35.52
                                                       ---------          ---------
Outstanding December 31, 2000                          3,711,212              33.44
    Granted                                            1,093,040              47.16
    Exercised                                            618,262              26.51
    Canceled or surrendered                               30,766              43.56
                                                       ---------          ---------

Outstanding December 31, 2001                          4,155,224              38.04
                                                       =========          =========

Shares exercisable                                     2,456,953          $   33.64
                                                       =========          =========



The following table summarizes information about stock options outstanding at December 31, 2001:

                                   Options Outstanding                Options Exercisable
                        ---------------------------------------     -----------------------
                                        Weighted-
                                         Average       Weighted                    Weighted
                                        Remaining      Average                     Average
Range of                   Number      Contractual     Exercise        Number      Exercise
Exercise Prices         Outstanding    Life (Years)      Price      Exercisable      Price
---------------         -----------    ------------    --------     -----------    --------
$11.81 - $30.00            594,850         2.4          $23.11         594,850      $23.11
$30.01 - $40.00          1,970,387         6.5          $35.03       1,493,900      $34.39
$40.01 - $47.25          1,589,987         8.5          $47.19         368,203      $47.19
                         ---------                                   ---------
                         4,155,224                                   2,456,953
                         =========                                   =========

The company also issues stock appreciation rights (SARs) to certain key employees at its foreign operations. The strike price of SARs at the grant date equals the fair value of the company's stock on the date of grant. The difference between the grant price and the current stock price is the cash obligation of the company. Accordingly, no compensation expense is recorded on the grant date. As the stock price of the company exceeds the strike price of the right, the company records a liability and recognizes compensation expense for the vested portion of the stock appreciation right. Compensation expense related to stock appreciation rights was $329 in 2001, $105 in 2000, and $239 in 1999. As of December 31, 2001, 76,910 SARs were outstanding. The weighted average strike price of SARs outstanding was $41.71 per share.

Occasionally, the company grants restricted shares to certain key employees. These shares vest in one-third increments after three, four and five years of service following date of grant. The shares are issued to the employee once vested. Compensation expense, equal to the fair market value of the restricted shares on the date of grant, is recognized as the shares vest. As of December 31, 2001, no restricted shares were outstanding.

The company has a shareholder rights plan under which one right has been issued for each outstanding share of common stock. The rights are initially represented by the common stock certificates and are not exercisable. With certain exceptions, the rights become exercisable if a person or group acquires 15% or more of the common stock. Such an acquisition causes each right to be adjusted to permit the holder to purchase $400 worth of common stock for $200. Rights held by the acquiring person or group become void. The company may also redeem the rights for $.0025 per right or may exchange each right for one share of common stock, subject to restrictions set forth in the plan. The rights are scheduled to expire in February 2010. The board of directors of the company amended the shareholder rights plan on January 28, 2002. See Note 12.

In 1995, the board of directors authorized a $100,000 stock repurchase program. The board re-instituted the program in the first quarter of 2000. In the first half of 2000, the company completed the $100,000 program by repurchasing 2,447,100 shares of common stock for $84,071.

In 2001, the board of directors authorized a 10 million share stock repurchase program. No purchases were made under this program in 2001.

Note 9.  Acquisitions

In May 2000, the company purchased all of the outstanding stock of Corrugados Tehuacan, S.A. de C.V. Corrugados Tehuacan operates a state-of-the-art corrugated container plant, a solid fiber box plant and a small recycled linerboard and corrugating medium mill, all located in Mexico. Also in May 2000, the company purchased a pulp mill in Port Wentworth, Georgia.

In June 1999, the company acquired a particleboard facility in Linxe, France.

These acquisitions were accounted for using the purchase method. The purchase price for these acquisitions was allocated as follows:

                                                              PORT
                                            CORRUGADOS     WENTWORTH,    LINXE,
                                             TEHUACAN       GEORGIA      FRANCE
                                             --------       -------      ------
Cash purchase price                          $ 70,258        94,346      40,677
Purchase price was allocated to:
     Current assets                            19,091                    14,215
     Property, plant & equipment               44,402        94,346      23,388
     Other assets and liabilities             (13,821)                  (16,430)
                                             --------       -------      ------
     Goodwill                                $ 20,586             0      19,504
                                             ========       =======      ======


The operating results of these acquisitions have been included in the consolidated statements of earnings from the date of acquisition. Goodwill associated with the Corrugados and Linxe acquisitions is amortized over twenty years.

Note 10. Dispositions

In the first quarter of 2001, the company sold approximately 27,000 acres of timberland in Missouri. The timberland was sold, as it was not critical to the long-term supply needs of the company's operations. The pretax gain on this sale was approximately $5,300.

Note 11. Commitments and Contingencies

In 2000, the company signed a consent decree to settle alleged violations of the federal Clean Air Act (CAA) and related state regulations related to the company's Building Materials Group. Prior to December 31, 2000, the company paid $11,231 in penalties and interest. In January 2001, an additionally $4,000 was paid for supplemental environmental projects, as required by the consent decree. The company established reserves in 1999 and 2000 to provide for these final settlement costs. The consent decree further requires the installation of various pollution control equipment at certain facilities.

In April 1999, our Johnsonburg, Pennsylvania, paper and pulp mill received a notice of violation (NOV) from the U.S. Environmental Protection Agency (EPA) for alleged violations of the CAA and has since received a demand letter to correct the alleged violations. Management has met with federal and state officials to resolve the matters alleged in the NOV; however, there were no significant developments in the matter during 2001. Management believes that a settlement will be reached at a future date, but does not believe the magnitude or likely range of this settlement can be reasonably estimated as historical experience has demonstrated the unpredictability of assessments. Management believes it is unlikely that recovery of the contingent loss through insurance or other indemnification will occur and is unable to predict with any certainty when any unasserted claim will be asserted as the timing of any future actions rests with the EPA.

Several of our other U.S. mills have received information requests under Section 114 of the CAA from the EPA. The company has responded to these requests. To date, the EPA has not issued NOVs related to these mills.

As of December 31, 2001, the company was involved in a contingent liability relating to a landfill operated by a third party that has required remediation. The operator of the landfill is defunct and the group of contributors to the landfill is paying for site remediation. The company has approximately $500 accrued in relation to the remaining obligation in this matter and payment is expected to be made prior to the close of the second quarter of 2002 at an amount that approximates the accrual. Management believes there are very few circumstances that may arise that would cause the loss estimate to be materially different from our current estimates. The company has entered into a cost sharing agreement with other potentially responsible parties; pursuant to this agreement the company's contingent liability is limited. Management believes that recovery of the contingent loss through insurance or other indemnification is unlikely.

There are various other lawsuits, claims and environmental matters pending against the company. While any proceeding or litigation has an element of uncertainty, management believes that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on the company's financial condition or results of operation. With the exception of the aforementioned landfill contingency, management is not aware of any potential joint and several liability that may affect the magnitude of any contingency or of sites that require environmental remediation of a material amount.

In the fourth quarter of 2000, Weyerhaeuser Company initiated an unsolicited tender offer for the common stock of the company. Under a contract with the company's investment banker, fees for services rendered in connection with the defense against the tender offer were subject to a floor of $30,000. These fees are charged against earnings ratably over the expected benefit period, which commenced in September 2000. Management expected the benefit period to extend until the fall of 2002.

All other fees for services rendered by the company's professional advisors in conjunction with the defense against the tender offer, and all out of pocket expenses incurred by the company's professional advisors, are expensed as incurred. The company recorded charges of $24,300 in 2001 and $8,000 in 2000 relating to the defense costs.

Note 12. Subsequent Event

On January 28, 2002, the board of directors of the company amended the shareholder rights plan and entered into a definitive merger agreement with Weyerhaeuser so that it would not apply to an acquisition of the company's common stock by Weyerhaeuser. Under the terms of the agreement, Weyerhaeuser will acquire all of the outstanding shares of common stock of the company for $55.50 per share in cash. Weyerhaeuser acquired control of the company on February 11, 2002, by purchasing approximately 97% of the company's outstanding shares of common stock in the tender offer.

As a result of the acquisition of the company by Weyerhaeuser, the company will recognize approximately $21,000 in costs associated with professional advisory fees in the first quarter of 2002, including the unexpensed portion of the investment banker fees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WILLAMETTE INDUSTRIES, INC.
                                                   (Registrant)


                                           By /s/ Duane C. McDougall
Dated: February 27, 2002                      --------------------------------
                                                   (Duane C. McDougall)
                                                    President and Chief
                                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2002, by the following persons on behalf of the registrant in the capacities indicated.

                  Signature                             Title
                  ---------                             -----
Principal Executive Officer:

/s/Richard E. Hanson                        Chairman of the Interim Operating
-----------------------------               Committee, Executive Vice President
      (Richard E. Hanson)                   and Chief Operating Officer

Principal Financial Officer:

/s/C. Graham Kennedy                        Chief Financial Officer
-----------------------------
      (C. Graham Kennedy)

Principal Accounting Officer:

/s/Donald S. Waddell                        Corporate Controller
-----------------------------
      (Donald S. Waddell)

A majority of the Board of Directors:

/s/Robert A. Dowdy                          Director
-----------------------------
      (Robert A. Dowdy)

                                            Director
-----------------------------
      (Gerard K. Drummond)

/s/Richard E. Hanson                        Director
-----------------------------
      (Richard E. Hanson)

/s/Steven R. Rogel                          Director
------------------------------
      (Steven R. Rogel)

                                            Director
-----------------------------
      (Stuart H. Shelk, Jr.)

/s/William C. Stivers                       Director
-----------------------------
      (William C. Stivers)

                                            Director
-----------------------------
      (Michael G. Thorne)

                                INDEX TO EXHIBITS


EXHIBIT
-------
2.        Agreement and Plan of Merger, dated as of January 28, 2002, among
          Weyerhaeuser Company, Company Holdings, Inc. and the registrant.
          Incorporated by reference to Exhibit (e)(9) to Amendment No. 83 to the registrant's Schedule 14D-9 filed January 29, 2002.

3A.       Third Restated Articles of Incorporation of the registrant, as amended.
          Incorporated by reference to Exhibit 3 of the registrant's Registration
          Statement on Form 8-A filed February 25, 2000 (the "Form 8-A"). [14]

3B.       Bylaws of the registrant as amended through February 11, 2002.

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

4D. Amendment No. 1 to Rights Agreement dated as of February 25, 2000 by and between Willamette Industries, Inc. and Mellon Investor Services LLC
          (f/k/a Chase Mellon Shareholder Services, L.L.C.). Incorporated by reference to Exhibit (a)(5)(i) to Amendment No. 1 to the registrant's
          Schedule 14D-9 filed December 12, 2000. [1]

4E.       Amendment No. 2 to Rights Agreement dated as of February 25, 2000 by and between Willamette Industries, Inc. and Mellon Investor Services LLC
          (f/k/a Chase Mellon Shareholder Services L.L.C.). Incorporated by
          reference to Exhibit (a)(5)(xxiv) to Amendment No. 83 of the registrant's
          Schedule 14D-9 filed January 29, 2002.

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

10F.      Willamette Industries, Inc. Amended and Restated 1995 Long-Term
          Incentive Compensation Plan, as amended effective December 21, 2000.
          Incorporated by reference to Exhibit 10F of the registrant's annual report on Form 10-K for the year ended December 31, 2000.* [10]

10G.      Amendment No. 1 effective July 1, 2001, to Willamette Industries, Inc.
          Amended and Restated 1995 Long-Term Incentive Compensation Plan.
          Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001.*

10H. Consulting agreement dated December 1, 1998, between the registrant and William Swindells. Incorporated by reference to Exhibit 10G to the registrant's annual report on Form 10-K for the year ended December
          31, 1998.* [4]

10I. Form of letter agreements with selected key employees that receive annual salary above a specified level providing for severance payments in the event of a change in control of the registrant. Incorporated by reference to Exhibit (e)(4) to the registrant's Schedule 14D-9 filed
          December 5, 2000* [14]

10J. Form of amendment dated January 19, 2001, to all individual severance agreements (including Exhibits 10D and 10I) between the registrant and selected key employees. Incorporated by reference to Exhibit 10I to the registrant's annual report on Form 10-K for the year ended December 31, 2000.* [1]

10K. Form of amendment dated March 16, 2001,to all individual severance agreements (including Exhibits 10D and 10I) between the registrant and selected key employees.* [2]

10L. Willamette Industries, Inc., Supplemental Benefits Plan, as amended through January 28, 2002.* [45]

11. Computation of per share earnings is obtainable from the financial statements filed with this annual report on Form 10-K.

12.       Computation of Ratio of Earnings to Fixed Charges. [1]

21. Omitted because the registrant's subsidiaries considered in the aggregate as a single subsidiary do not constitute a significant subsidiary.

23. Consent of Independent Auditors to the incorporation by reference of their report dated February 11, 2002, in the registrant's registration statements on Form S-3 and Form S-8. [1]

99.       Description of capital stock. Incorporated by reference to Exhibit
          99.1 to the registrant's current report on Form 8-K filed on February
          25, 2000. [3]

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